Form 10KSB
period 2001-12-31
INTERNET MARKETING INC
filed 2002-11-13
CIK 1081851

                         SECURITIES EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                        Commission file number 000-28055


                            INTERNET MARKETING, INC.
             (Exact name of registrant as specified in its Charter)

                                     Nevada
         (State of other jurisdiction of incorporation or organization)

                                   76-0618144
                      (I.R.S. Employer Identification No.)

                 201 Wilcrest , Suite 601, Houston, Texas 77042
               (Address of Principal Executive Offices)(Zip Code)


                    (Address of Principal Executive Offices)

      Registrant's telephone number, including area code: (281) 435-1519 or
                                                          (281) 496-6393

     Securities to be registered pursuant to Section 12(b) of the Act: None Securities to be registered pursuant to Section 12(g) of the Act: Common Stock

                                  Common Stock
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [ ] No [X]

Securities registered under Section 12(g) of the Exchange Act:

There are 10,408,400 shares of common stock outstanding as of December 31, 2001. The shares are traded on the OTC Bulletin Board.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained , to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. On October 28, 2002, the aggregate market value of non-affiliate shares was $133,125.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,408,400 shares of which 9,875,900 are restricted shares.

                                TABLE OF CONTENTS

PART I

Item 1   Description of Business

Item 2   Description of Property

Item 3   Legal Proceedings

Item 4   Submission of Matters to a Vote of Security Holders


PART II

Item 5   Market for Common Equity and Related Stockholder Matters

Item 6   Management's Discussion and Analysis of Plan of Operations.

Item 7   Financial Statements.

Item 8 Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.


PART III

Item 9     Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act

Item 10    Executive Compensation

Item 11    Security Ownership of Certain Beneficial Owners and
           Management

Item 12    Certain Relationships and Related Transactions

Item 13    Exhibits, List and Reports on Form 8-K

                                     PART I

Item 1. Description of Business

INTRODUCTION

         Internet Marketing, Inc., a Nevada company, (the "Company") was incorporated in March, 1977. The Company presently operates a web site at www.wallstreetfindsite.com, which contains several hundred web pages of information and links for investors. The principal executive offices of the Company are located at 201 Wilcrest , Suite 601, Houston, Texas 77042, tel.
(281) 435-1519 and (281) 496-6393.

         The Company's common stock is currently traded on the over-the-counter market under the symbol "IMIZ."

         The Company is in the development stage. References to the Company in this Form 10-KSB include the Internet Marketing, Inc., a Nevada corporation, and its wholly-owned subsidiary, Internet Marketing, Inc., a Texas corporation.

HISTORY

         The Company was originally incorporated in the State of Nevada in 1997 under the name Chandelier Business Services, Inc., In March, 1999, pursuant to a Stock Exchange Agreement, the Company acquired all of the equity of Internet Marketing, Inc., a Texas corporation, in exchange for 6,500,000 shares of common stock of the Company. Internet Marketing, Inc., a Texas corporation, was formed in 1998 to own and operate e-commerce businesses. Following this transaction, the Company changed its name to Internet Marketing, Inc. At the time of the acquisition, Chandelier Business Services, Inc. had no viable business activities and could be characterized as being a shell company. In connection with the exchange, Company shareholders agreed to cancel 2,300,000 shares of an original 2,546,000 outstanding, and an additional 1,754,000 Company shares were issued to promoters for nominal consideration.

         The Company treated the acquisition of Internet Marketing, Inc., a Texas corporation, as a recapitalization whereby Internet Marketing, Inc., a Texas corporation, was the accounting acquiror. At the time of the acquisition, there were only an infrequent number of trades and virtually no trading volume of the common stock of the Company, and the Company is unable to estimate the market value of the Company's common stock to determine a resulting valuation of this acquisition.

BUSINESS ACTIVITIES

         INTERNET PORTAL AND FINDSITE ACTIVITIES. The Company has developed a website with the address www.wallstreetfindsite.com but it is not currently operational for lack of funds. The Wall Street FindSite contains several hundred web pages of information and links for investors. The Company also plans to operate various special interest web sites which serve as search and information portals called FindSites for particular subjects (special interest FindSites). These FindSites are hybridized search engines and cyber malls, which target niche industries or special interest areas and provide a comprehensive, easy to use gateway to the Internet. The Company uses specialized software to not only simplify the search for relevant Internet sites, but also to accurately track and predict the user's navigation through the site. This tracking and predictive feature of the Company's proprietary software allows the Company to select appropriate banner advertising for display to the user. The Company believes that a mature FindSite will have links to 2,000 to 10,0000 web sites of others that are most pertinent to the particular subject or industry

The Company owns the following domain names:

Subject                                         Domain Name
---------------------------  --------------------------------------------------
Investing and
   The Wall Street FindSite  www.wallstreetfindsite.com (an operating web site)

Mexico Tourism               www.mexicofindsite.com
Toys                         www.toysfindsite.com
Sites for Kids               www.kidsfindsite.com
Software                     www.softwarefindsite.com
Fishing                      www.fishingfindsite.com
Auctions                     www.auctionfindsite.com
Fun                          www.funfindsite.com
Computers                    www.computerfindsite.com
Maps                         www.mapsfindsite.com
Antiques                     www.antiquesfindsite.com
Real Estate                  www.realestatefindsite.com
Hunting                      www.huntingfindsite.com
Golf                         www.golffindsite.com
Horse                        www.horsefindsite.com
University                   www.universityfindsite.com
Internet                     www.internetfindsite.com
The WWW                      www.webfindsite.com
U.S.A.                       www.usafindsite.com
Germany                      www.germanyfindsite.com
Chile                        www.chilefindsite.com
Brazil                       www.brazilfindsite.com
Australia                    www.australiafindsite.com
Argentina                    www.argentinafindsite.com

         The Company also owns several other general (generic) names for find sites, for example www.yourfindsite.com.

         ATTRACTING TRAFFIC TO THE COMPANY'S WEB SITES. The Company's first objective is to build traffic at its web sites.

         The Company proposes to raise capital to purchase banner space on the web sites of others, making the Company an advertiser at the other web site. The banners are links to the Company's web site. The Company will pay the other sites for each "impression", that is, each time a user is at a page on the web site of the other which contains the Company's banner. A portion of the users will click on the banner and be transported to the Company's own web site, thus becoming traffic at the Company's web site ("click throughs"). The Company expects to pay from a fraction of a cent up to approximately ten cents to the other web site for each impression. The Company has conducted limited testing of this procedure and has concluded that it is an effective and economical method of attracting traffic to the Company's web sites.

         REVENUE FROM IMPRESSION BANNERS ON THE COMPANY'S WEB SITES. The Company plans to sell banner space to advertisers on each page of the Company's web sites and charge a fee to the advertisers for each impression (in effect, the opposite type of transaction describe above to attract traffic to the Company's web site). The Company presently plans to have up to six banners of advertisers on each of its web pages. For example, on the Wall Street FindSite, there would be up to six banners of advertising on each of several hundred web pages that are part of the Wall Street FindSite. Based on the cost to the Company of attracting traffic to the Company's web sites, and the potential revenue to the Company from the sale of impressions created at the Company's web sites, the Company believes that its business model is robust. At such time as sufficient traffic has been created at the Company's web sites, the Company believes that banner space on its web sites will be attractive to advertisers. The Company presently does not have any contracts to buy or sell banner space and has not had any revenue from impressions.

EMPLOYEES

         As of September 23, 2002, the Company had one employee, Bill J. Rogers who is the CEO. He is not represented by a union. The Company believes that its employee relations are good. Upon implementation of the business plan, the Company may engage the services of contractors and consultants to perform periodic updates and maintenance to the Company's web sites.

BUSINESS PLAN

         The Company's source of revenue will be revenue from the sale of impression banners on its web site. The Company plans a private placement of its common stock to qualified investors to fund its current operations. The purpose of the proceeds of this proposed private placement is to provide the Company with funds to purchase banner space on other web sites which will direct Internet traffic to the Company's web site, and thereby create a market for banner space on its own web site. The Company believes that $500,000 in funds would be sufficient to execute its business plan.

         The Company believes that cash flows from businesses that it is currently developing could provide the financial resources for its continued operations. Presently, the Company does not have any revenue from operations. In the event that the Company is unable to generate sufficient revenue from operations, or is unable to obtain additional financing, it may be unable to implement its business plan. There can be no assurance that the Company's planned private placement of equity securities or its planned public reporting status will be successful or that the Company will have the ability to implement its business plan and ultimately attain profitability.

         The Company's long-term viability is dependent upon three key factors, as follows:

         1. The Company's ability to obtain adequate sources of debt or equity funding to implement its business plan.

         2. The ability of the Company to develop viable e-commerce activities.

         3. The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.


                                  RISK FACTORS

Financial Matters

         The Company presently has no financial resources. In order for the Company to effectuate its business plan, the Company must first obtain funds to reactivate its website. In the event that the Company is unable to generate sufficient revenue from operations, or is unable to obtain additional financing, the Company may be unable to implement its business plan. There can be no assurance that the Company's planned private placement of equity securities will be successful or that the Company will have the ability to implement its business plan and ultimately attain profitability. There is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to the Company.

Effect of financing

         Financing obtained through the sale of the Company's securities may cause significant dilution in per share net tangible book value to existing shareholders. Debt financing could result in the assets of the Company being pledged as collateral and restrictive loan terms.

Recent Losses and Accumulated Losses and Deficit, and Potential Deficiencies in Liquidity

     The Company incurred a net loss of $(21,224) for the year ending December 31, 2001. Revenues during 2001 were nil. Losses are attributable to the development of the Company's web site. Management believes that revenue will achieved and ultimately that the Company will be profitable, although there can no assurance that this will occur.

Control by Management

         Bill J. Rogers, a Director and the Chief Executive Officer and President of the Board of the Company presently owns approximately 61% of the outstanding common stock of the Company. As a result, management, as a practical matter, will be able to elect all directors and otherwise control the affairs of the Company for the foreseeable future.

Dependence On, and Availability of Management; Management of Growth

         The success of the Company is substantially dependent upon the time, talent, and experience of Bill J. Rogers. The Company, through its subsidiary Internet Marketing, Inc., a Texas corporation, has an employment agreement with Bill J. Rogers. The loss of the services of Mr. Rogers would have a material adverse impact on the Company and its business. No assurance can be given, however, that a replacement for Mr. Rogers could be located in the event of his unavailability. Further, in order for the Company to expand its business operations, it must continue to improve and expand the level of expertise of its personnel and must attract, train and manage qualified managers and employees to oversee and manage the expanded operations. Demand for Internet and computer industry personnel is high. There is no assurance that the Company will be in a position to offer competitive compensation to attract or retain such personnel. The Company has no key man life insurance on Bill J. Rogers.

Shares Eligible for Future Sale

         Of the 10,408,400 outstanding shares of common stock of the Company as of October 28, 2002, approximately 532,500 are free trading shares, and approximately 9,875,900 shares are restricted securities as that term is defined in Rule 144 adopted under the Act ("Restricted Securities"). Rule 144 governs resales of Restricted Securities for the account of any person, other than an issuer, and restricted and unrestricted securities for the account of an "affiliate" of the issuer. Restricted securities generally include any securities acquired directly or indirectly from an issuer or its affiliates which were not issued or sold in connection with a public offering registered under the Securities Act. An affiliate of the issuer is any person who directly or indirectly controls, is controlled by, or is under common control with, the issuer. Affiliates of the Company may include its directors, executive officers, and persons directly or indirectly owning 10% or more of the outstanding common stock. Under Rule 144, unregistered resales of restricted common stock cannot be made until it has been held for one year from the later of its acquisition from the Company or an affiliate of the Company. Thereafter, shares of common stock may be resold without registration subject to Rule 144's volume limitation, aggregation, broker transaction, notice filing requirements, and requirements concerning publicly available information about the Company ("Applicable Requirements"). Resales by the Company's affiliates of restricted and unrestricted common stock are subject to the Applicable Requirements. The volume limitations provide that a person, or persons who must aggregate their sales, cannot, within any three-month period, sell more than the greater of (i) one percent of the then outstanding shares, or (ii) the average weekly reported trading volume during the four calendar weeks preceding each such sale. A person who is not deemed an "affiliate" of the Company and who has beneficially owned shares for at least two years would be entitled to sell such shares under Rule without regard to the Applicable Requirements. At the present time, the Company believes that approximately 2,995,500 shares of its restricted common stock have been held for more than two years, and therefore could be sold by non-affiliates without limitation. No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market would likely have a material adverse effect on prevailing market prices for the common stock and could impair the Company's ability to raise capital through the sale of its equity securities.

Limited Operating History; No Assurance of Successful Implementation of Business Strategy

         The Company became active in its Internet operations in March, 1999. In addition to those risks specifically inherent in the establishment and growth of a developing businesses, including, among other things, limited access to capital, delays in the completion of its business plan in certain markets and intense competition, profits from Internet business endeavors have been elusive. There can be no assurance that the Company's business ultimately will be successful. Therefore, ownership of securities of the Company must be regarded as the placing of funds at a high risk in a new or developing venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

Penny Stock Securities Law Considerations

         The Company's stock is considered penny stock and subject to the penny stock rules promulgated under the Securities Exchange Act of 1934, Rules 15g-1 to 15g-9. The penny stock rules require broker-dealers to take steps under certain circumstances prior to executing any penny stock transactions in customer accounts. Among other things, Rule 15g-3 requires a broker or dealer to advise potential purchasers of a penny stock of the lowest offer and highest bid quotations for such stock, and Rule 15g-4 requires a broker or dealer to disclose to the potential purchaser its compensation in connection with such transaction. Under Rule 15g-9, a broker or dealer who recommends such securities to persons other than established customers must make a special written suitability determination for the purchaser and receive the purchaser=s prior agreement to such a transaction. The effect of these regulations may be to delay transactions in stocks that are deemed to be penny stocks, and therefore sales of the Company=s common stock by brokers or dealer and resales by investors could be adversely affected.

Possible Volatility of Common Stock Price

         The market price of the Common Stock may be highly volatile, as has been the case with the securities of many other small capitalization companies. Additionally, in recent years, the securities markets have experienced a high level of price and volume volatility and the market prices of securities for many companies, particularly small capitalization companies, have experienced wide fluctuations which have not necessarily been related to the operating performances or underlying asset values of such companies.

No Cash Dividends

         The Company has never paid cash dividends on its Common Stock and the Board of Directors does not anticipate paying cash dividends in the foreseeable future. It currently intends to retain future earnings to finance the growth of its business.

Limitation on Director Liability

         The Company's Bylaws Article V provide that the Company shall indemnify any person who is a party to a lawsuit by reason of the fact that they were an officer or director of the Company with certain exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of the Company against a director.

Competition

         There are many companies which are currently engaged in Internet activities. Many of the Company's competitors are more established companies with substantially greater capital resources and have substantially greater marketing capabilities than the Company. No assurances can be given that the Company will be able to successfully compete with such companies. The cost of entry into Internet activities is low. Further, the Company anticipates that the number of competitors will increase in the future.

Ability to Manage Growth

         It is the intention of the Company to expand its existing business operations by acquiring companies and starting new businesses. Such expansion will subject the Company to a variety of risks associated with rapidly growing companies. In particular, the Company's growth may place a significant strain on its day-to-day operations. There can be no assurance that its systems, controls or personnel will be sufficient to meet these demands. Inadequacies in these areas could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 2. Description of Property

         The Company's principal executive offices are located at 201 Wilcrest, Suite 601, Houston, Texas 77042, in approximately 1,000 square feet of office space which has been provided to the Company on a month to month verbal lease at no charge by Bill J. Rogers. The Company may seek larger space in the future which it may lease from Mr. Rogers. However, there are no arrangements for futures leases between the Company and Mr. Rogers. The Company believes that its offices are adequate for its present and future needs.

Item 3. Legal Proceedings

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         No items have been submitted to a vote of security holders in the past year.



                                     PART II

Item 5. Market Price of and Dividends on the Registrant's Common Stock and Other Shareholder Matters

     The Company's common stock is currently traded on the over-the-counter market under the symbol "IMIZ". The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for the common stock of the Company as reported on the over the counter market. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions. There is presently no active market for the Company's common stock.

                            HIGH         LOW
QUARTER ENDED               BID          BID

December 31, 1999          $ .625       $ .125
March 31, 2000             $ .125       $ .125
June 30, 2000              $ .125       $ .125
September 30, 2000         $ .125       $ .08
December 31, 2000          $ .08        $ .03

March 31, 2001             $ .03        $ .03
June 30, 2001              $ .03        $ .03
September 30, 2001         $ .03        $ .03
December 31, 2001          $ .04        $ .03

March 31, 2002             $ .04        $ .01
June 30, 2002              $ .02        $ .01
September 30, 2002         $ .25        $ .01


         The Company's transfer agent is Colonial Stock Transfer Company, Inc., 455 East 400 South, Suite 100, Salt Lake City, Utah 84111; (801) 355-5740.


DIVIDEND POLICY

         The Company has not paid, and the Company does not currently intend to pay cash dividends on its common stock in the foreseeable future. The current policy of the Company's Board of Directors is for the Company to retain all earnings, if any, to provide funds for operations and expansion of the Company's business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as the Company's results of operations, financial condition, capital needs and acquisition strategy, among others.

Item 6. Plan of Operation

         The following description of the Company's plan of operation should be read in conjunction with the Financial Statements and the Notes to Financial Statements, contained in this report as set forth beginning on page F-1.

INTRODUCTION

         The Company was originally incorporated in the State of Nevada in 1997 under the name Chandelier Business Services, Inc. In March, 1999, pursuant to a Stock Exchange Agreement, the Company acquired all of the equity of Internet Marketing, Inc., a Texas corporation, in exchange for 6,500,000 shares of common stock of the Company. Internet Marketing, Inc., a Texas corporation, was formed in 1998 to own and operate e-commerce businesses. Following this transaction, the Company changed its name to Internet Marketing, Inc. At the time of the acquisition, Chandelier Business Services, Inc. had no viable business activities and could be characterized as being a shell company. In connection with the exchange, Company shareholders agreed to cancel 2,300,000 shares of an original 2,546,000 outstanding, and an additional 1,754,000 Company shares were issued to promoters for nominal consideration.

         The Company treated the acquisition of Internet Marketing, Inc., a Texas corporation, as a recapitalization whereby Internet Marketing, Inc., a Texas corporation, was the accounting acquiror. At the time of the acquisition, there were only an infrequent number of trades and virtually no trading volume of the common stock of the Company, and the Company is unable to estimate the market value of the Company's common stock to determine a resulting valuation of this acquisition. The financial statements of accounting acquiror became the financial statements of the Company.

PLAN OF OPERATION

         The Company is in the development stage. At the present time, the Company has no cash commitments. At the present time, the cash requirements of the Company are relatively small and include web hosting costs of approximately $500 per month and de minimis administrative costs. The Company believes that these cash requirements can be met for at least for the next 12 months. Mr. Rogers has made an informal agreement with the Company to make working capital loans to the Company in an amount not to exceed $6,000 during the next 12 months at the market interest rate.

         The Company plans a private placement of its common stock to qualified investors to fund the implementation of its business plan. The purpose of the proceeds of this proposed private placement is to provide the Company with funds to purchase banner space on other web sites which will direct Internet traffic to the Company's web site, and thereby create a market for banner space on its own web site. The Company believes that $500,000 in funds would be sufficient to execute its business plan.

         In the event the Company is unable to generate sufficient revenue from operations, or is unable to obtain additional financing, it may be unable to implement its business plan. There can be no assurance that the Company's planned private placement of equity securities or its planned public reporting status will be successful or that the Company will have the ability to implement its business plan and ultimately attain profitability.

         The Company's long-term viability is dependent upon three key factors, as follows:

         1. The Company's ability to obtain adequate sources of debt or equity funding to implement its business plan.

         2. The ability of the Company to develop viable e-commerce activities.

         3. The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

         The Company's current plan of operation involves the further development of the Company's FindSites on the Internet. The Company's Wall Street FindSite is fully operational.

EFFECTS OF FINANCING THROUGH SALES OF SECURITIES

         In order for the Company to effectuate its business plan, the Company must first obtain funds to pay for a sufficient amount of banner advertising on the web sites of others which the Company believes will create click throughs to the Company's web sites, resulting in a high traffic count. There is no assurance that the Company will be able to obtain acceptable forms and amounts of financing. Financing obtained through the sale of the Company's securities, may cause significant dilution in per share net tangible book value to existing shareholders.


Item 7. Financial Statements

         See Part F/S, below.

Item 8. Changes in and Disagreements With Accountants

(a) On September 1, 1999, the Company engaged Malone & Bailey, PLLC ("Malone & Bailey") as its independent accountant. The decision to engage Malone & Bailey as the Company's independent accountant was recommended and approved by the chairman of the Company's Board of Directors.

(b) In a report dated March 8, 1999, Jones, Jensen & Company, LLC ("Jones, Jensen") reported on the Company's financial statements as of January 31, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flow for the year ended January 31, 1999 and since inception on March 4, 1997 through January 31, 1998 and 1999. Such report contained did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern qualification. Jones, Jensen understands that it was terminated as the Company's independent accountant effective August 1, 1999. Thereafter, the Company engaged Malone & Bailey, PLLC as its independent accountant on September 1, 1999.

(c) During the Company's two years ended January 31, 1998 and 1999, and the subsequent interim period preceding the decision to engage independent accountants, there were no "reportable events" (hereinafter defined) requiring disclosure pursuant to Item 304 of Regulation S-B.

(d) Effective September 1, 1999, the Company engaged Malone & Bailey as its independent accountant. During the two years ended January 31, 1998 and 1999, and the subsequent interim period preceding the decision to engage independent accountants, neither the Company nor anyone on its behalf consulted Malone & Bailey regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor has Malone & Bailey provided to the Company a written report or oral advice regarding such principles or audit opinion.

Jones, Jensen has provided a letter to the Company pursuant to Rule 304 of Regulation S-B.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

         The directors and executive officers of the Company are as follows.


Name and Address     Age           Position
----------------     ---           --------

Bill J. Rogers        63       Director, CEO and President
Thomas Devine         68       Director
Bill Sherrill         76       Director
Wajed "Roger" Salem   40       Director
Richard Randall       53       Chief Financial Officer

         Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company.

BIOGRAPHIES

         Bill J. Rogers has been a director and the CEO and President of the Company since March, 1999. Mr. Rogers founded Internet Marketing, Inc., a Texas corporation (a wholly-owned subsidiary of the Company) in July, 1998. For more than five years prior to 2002, Mr. Rogers has owned the Rogers Investment Company, which specializes in the business development of entrepreneurial companies. Mr. Rogers holds a BBA Degree from the University of Texas.

         Thomas Devine has been a director of the Company since March, 1999. For more than five years prior to 2002, Mr. Devine has been an attorney in private practice in Texas. Mr. Devine holds a BA Degree and an LLB Degree from the University of Texas.

         Bill Sherrill has been a director of the Company since March, 1999. For more than five years prior to 2002, Mr. Sherrill has been an executive professor at the University of Houston's Center for Entrepreneurship & Innovation. Mr. Sherrill holds a BBA from the University of Houston and an MBA from Harvard University

         Wajed "Roger" Salem has been a director of the Company since March, 1999. Mr. Salem is the President of the Internet and Marketing Consulting Group, a provider of Internet business solutions. For more than five years prior to 2002, Mr. Salem has been associated with the Anthony Robins Institute in sales and marketing positions. Mr. Salem holds a BA Degree from UCLA.

         Richard Randall has been the Chief Financial Officer of the Company since March, 1999. For more than five years prior to 2002, Mr. Randall has been a C.P.A. in private practice in Florida and Indiana. Mr. Randall holds a Professional Accounting Degree from Ball State University.


Item 10. Executive Compensation

         The following table reflects all forms of compensation for services of the chief executive officer to the Company for years ended December 31, 2000 and 2001. No executive officer of the Company received compensation which exceeded $100,000 during these periods.

                           SUMMARY COMPENSATION TABLE

                ANNUAL                            LONG  TERM  COMPENSATION
             COMPENSATION
                                                AWARDS                     PAYOUTS
                                     OTHER                                        ALL
NAME  AND                            ANNUAL   RESTRICTED  SECURITIES             OTHER
PRINCIPAL                            COMPEN-    STOCK     UNDERLYING    LTIP    COMPEN-
POSITION   YEAR    SALARY     BONUS  SATION     AWARDS    OPTIONS/SARS  PAYOUTS  SATION
---------------  -----------  -----  -------  ----------  ------------  -------  ------
Bill J. Rogers
CEO
    2000            $-0-      -0-      -0-        -0-         -0-        -0-     -0-

    2001            $-0-      -0-      -0-        -0-         -0-        -0-     -0-

_______________


EMPLOYMENT AGREEMENTS

         The Company, through its subsidiary Internet Marketing, Inc., a Texas corporation, has a current employment agreement with Bill J. Rogers, pursuant to which Mr. Rogers is entitled to receive $7,500 per month. This agreement commenced in January, 1999 and has a term of three years. Mr. Rogers' salary is presently being accrued and has not been paid.

DIRECTOR COMPENSATION

         Messrs. Devine and Sherrill were directors of Internet Marketing, Inc., a Texas corporation, prior to the Stock Exchange Agreement with the Company, and had each received 50,000 shares of the Internet Marketing, Inc., a Texas corporation, as Director compensation. These shares were exchanged for shares of the Company pursuant to the Stock Exchange Agreement. Mr. Salem received 50,000 shares of the Company as Director compensation. The Company has not paid any other type of director compensation.

EMPLOYEE STOCK OPTION PLAN

         The Company believes that equity ownership is an important factor in its ability to attract and retain skilled personnel, and the Board of Directors of the Company may adopt an employee stock or stock option plan in the future. The purpose of the plan will be to further the interest of the Company and its stockholders by providing incentives in the form of stock or stock options to key employees and directors who contribute materially to the success and profitability of the Company. The grants will recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in the Company, thus enhancing their personal interest in the Company's continued success and progress. This program will also assist the Company in attracting and retaining key employees and directors.


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of September 23, 2002, with respect to the beneficial ownership of shares of common stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

                                             Percent
Name and Address                        Shares of Common           of
of Beneficial Holder                 Stock Beneficially Owned     Class
-----------------------------        ------------------------     ------

Bill J. Rogers                                5,797,000            61.2%
   201 Wilcrest, Suite 601,
   Houston, Texas 77042

Thomas Devine                                    50,000              .5%
   6830 N. Eldridge Pkwy.
   Houston, Texas 77041

Bill Sherrill                                    50,000              .5%
   2106 Nantucket Drive
   Houston, Texas 77057

Wajed "Roger" Salam                              50,000              .5%
   2717 Seville Blvd. #11101
   Clearwater, Florida 33766

Richard Randall                                  25,000              .5%
   4320 N. Walnut
   Muncie, Indiana 47303

All officers and directors as
   a Group--Five Persons                      5,973,000            62.9%


Item 12. Certain Relationships and Related Transactions

         The Company believes that the terms and conditions of the following transaction was no less as favorable to the Company that terms attainable from unaffiliated third parties.

         In March, 1999, the Company entered into a Stock Exchange Agreement with the stockholders and subscribers of Internet Marketing, Inc., a Texas corporation. This transaction was made at a time when the Company's common stock had a deminimis value, there were only an infrequent number of trades and virtually no trading volume. The Company issued a total of 7,500,000 shares of common stock of the Company to these stockholders, subscribers and a financial consultant in exchange for all of the outstanding shares of Internet Marketing, Inc., a Texas corporation, and for services rendered . The terms and conditions of the Stock Agreement Exchange were determined by the parties through arms length negotiations. However, no appraisal was performed. As a result of these transactions, Bill J. Rogers, a stockholder of Internet Marketing, Inc., a Texas corporation became the owner of 5,797,000 shares of the common stock of the Company. The Company treated the acquisition of Internet Marketing, Inc., a Texas corporation as a recapitalization whereby Internet Marketing, Inc., a Texas corporation was the accounting acquiror. At the time of the acquisition, there were only an infrequent number of trades and virtually no trading volume of the common stock of the Company, and the Company is unable to estimate the market value of the Company's common stock to determine a resulting valuation of this acquisition.

Item 13. Exhibits, List and Reports on Form 8-K.

(a) Index to Exhibits.

 3.1    Certificate of Incorporation and Amendments thereto.*
 3.2    By-Laws and Amendments thereto.*
 4.1    Form of Common Stock Certificate.*
10.1    Agreement and Plan of Reorganization*
10.2    Employment Agreement with Bill J. Rogers*
16.1    Letter from Jones, Jensen & Company, LLC*
21.1    Subsidiaries of the registrant.*
23.1    Opinion of Experts
23.2    Opinion of Counsel

* Incorporated by reference from Form 10-SB, filed November 12, 1999.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

PART F/S

               The Company's audited financial statements follow.

                           INDEPENDENT AUDITORS REPORT


To the Board of Directors and Stockholders
  Internet Marketing, Inc.
  Houston, Texas

We have audited the accompanying consolidated balance sheet of Internet Marketing, Inc. (A Development Stage Company) as of December 31, 2001, and the related consolidated statements of income, stockholders,' equity, and cash flow for each of the two years ended December 31, 2001, and for the period from July 27, 1998 (Inception), through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Marketing, Inc. as of December 31, 2001, and the results of their operations and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States.




Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas

February 1, 2002

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2001



         TOTAL ASSETS                                                 $       0
                                                                      ==========

LIABILITIES
  Notes payable                                                       $  35,007
  Accounts payable                                                       80,492
  Accrued expenses                                                       16,237
  Demand notes payable to related party                                   7,500
                                                                      ----------
         TOTAL LIABILITIES                                              139,236
                                                                      ----------


STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par, 10,000,000 shares authorized,
      no shares issued or outstanding
  Common stock, $.001 par, 100,000,000 shares authorized,
      10,408,400 shares issued and outstanding                           10,408
  Paid in capital                                                       449,947
  Deficit accumulated during the development stage                     (599,591)
                                                                      ----------

      TOTAL STOCKHOLDERS' DEFICIT                                      (139,236)
                                                                      ----------


      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       0
                                                                      ==========

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                         STATEMENTS OF OPERATING DEFICIT
                 For the Years Ended December 31, 2001 and 2000
                  And the Period from July 27, 1998 (Inception)
                            Through December 31, 2001


                                                                    Inception
                                                                     Through
                                     2001              2000            2001
                                 -------------    -------------    -------------

Administrative expenses          $     21,224     $     84,746     $    599,591
                                 -------------    -------------    -------------

      NET (LOSS)                 $     21,224          (84,746)    $   (599,591)
                                 =============    =============    =============

Average (Loss) per share         $       (.00)    $       (.01)

Weighted average shares            10,408,400        9,954,200

                                   INTERNET MARKETING, INC.
                                 (A Development Stage Company)
                              STATEMENTS OF STOCKHOLDERS' EQUITY
                        For the Years Ended December 31, 2001 and 2000
                         And the Period from July 27, 1998 (Inception)
                                   Through December 31, 2001


                             -  Common Stock  -         Paid in     Accumulated
                             Shares        Value        Capital       Deficit       Totals
                          -----------   -----------   -----------   -----------   -----------
Shares issued to
  founding
  shareholder              5,825,000    $    5,825    $   27,030                  $   32,855

Shares issued for:
  services, 1998             275,000           275        27,225                      27,500
  cash, 1999                 418,000           418       208,582                     209,000

Reorganization
  Cancellation of
    founders shares          (18,000)          (18)           18
  Issuance to:
    shell owners             246,000           246          (246)
    promoters and
      lawyers              2,754,000         2,754        (2,754)

Capital contributed
  by founding
  shareholder                                              8,000                       8,000

Net (loss)                         0             0             0    $ (493,621)     (493,621)
                          -----------   -----------   -----------   -----------   -----------

Balances,
  December 31, 1999        9,500,000         9,500       267,855      (493,621)     (216,266)

Shares issued for:
  services, 1999             508,800           509       127,591                     128,100
  services, 2000              99,600            99        24,801                      24,900
  cash, 2000                 300,000           300        29,700                      30,000

Net (loss)                         0             0             0       (84,746)      (84,746)
                          -----------   -----------   -----------   -----------   -----------

Balances,
  December 31, 2000        9,500,000        10,408       449,947      (578,367)     (118,012)

Net (loss)                         0             0             0       (21,224)      (21,224)
                          -----------   -----------   -----------   -----------   -----------

Balances,
  December 31, 2001        9,500,000    $    9,500    $  431,558    $ (599,591)   $ (139,236)
                          ===========   ===========   ===========   ===========   ===========



                                INTERNET MARKETING, INC
                             (A Development Stage Company)
                                STATEMENT OF CASH FLOWS
                    For the Years Ended December 31, 2001 and 2000
                     And the Period from July 27, 1998 (Inception)
                               Through December 31, 2001


                                                                           Inception
                                                                            Through
                                                    2001         2000         2001
                                                 ----------   ----------   ----------
CASH FLOWS USED BY OPERATING ACTIVITIES
  Net (Loss)                                     $ (21,224)   $ (84,746)   $(599,591)
                                                 ----------   ----------   ----------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Stock issued for services                                    24,900      180,500
    Depreciation                                                               6,274
    Loss on equipment disposal                                   20,090       20,090
  Change in cash from:
    Accounts payable                                20,474      (32,528)      80,492
    Accrued expenses                                   750         (223)      16,237
                                                 ----------   ----------   ----------

NET CASH USED BY OPERATING ACTIVITIES                    0      (72,507)    (295,998)

                                                 ----------   ----------   ----------
CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchases of computer equipment and software                               (26,364)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Sale of stock                                                  30,000      239,000
  Notes payable                                                  35,007       35,007
  Note payable to a relate party                                  7,500        7,500
  Cash contributed by majority shareholder               0            0       40,855
                                                 ----------   ----------   ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES            35,007       72,507      322,362
                                                 ----------   ----------   ----------

NET INCREASE (DECREASE) IN CASH                          0            0            0

CASH ON HAND - beginning of period                       0            0            0
                                                 ----------   ----------   ----------
             - end of period                     $       0    $       0    $       0
                                                 ==========   ==========   ==========

                            INTERNET MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING POLICIES

Nature of business. Internet Marketing, Inc. ("IMI-Texas") was formed as a Texas corporation on July 27, 1998 to pursue the creation and marketing of "Internet Malls." Internet Marketing, Inc. ("IMI") was incorporated in Nevada as Chandelier Business Services, Inc. on March 4, 1997. IMI entered into a "reverse acquisition" ("reorganization") with IMI-Texas as described in Note 3. IMI-Texas is a wholly-owned subsidiary of IMI.

IMI ceased operations in late 1999.

Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Cash and cash equivalents. For purposes of the cash flow statement, IMI considers cash on hand and cash in the bank as cash and cash equivalents.

Development stage. IMI has never had revenues. Operating funds were contributed by the majority shareholder and from private sales of stock.


NOTE 2 - CORPORATE FORMATION

At inception, IMI issued 275,000 shares of stock to several key individuals who initially served on the Board of Directors or as advisors. These shares are recorded at $.10 per share, which was management's opinion of their fair value at that time.


NOTE 3 - REORGANIZATION

On March 30, 1999, IMI-Texas agreed to a reorganization with IMI. Prior to that time IMI was a Nevada shell company with no significant assets or operations. Pursuant to this acquisition, IMI-Texas shareholders agreed to exchange their 6,500,000 shares for 6,500,000 shares of IMI. In connection with the exchange, IMI shareholders agreed to cancel 2,300,000 shares of an original 2,546,000 outstanding, and an additional 1,754,000 IMI shares were issued to promoters for services rendered.


NOTE 4 - NOTES PAYABLE

In early 2000, 9 individuals loaned IMI $35,007, with repayment terms not specified. As of February 1, 2002, IMI was attempting to convert this debt into shares of stock.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10-KSB registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Internet Marketing, Inc.


November 7, 2002                        By /s/ Bill J. Rogers
                                           -----------------------------------
                                               Bill J. Rogers
                                               Director, CEO and President



November 7, 2002                        By /s/ Richard A. Randall
                                           -----------------------------------
                                            Richard A. Randall
                                            Chief Financial Officer

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                    SECTION 906 OF THE SARBANES-OXLEY OF 2002


         In connection with the Quarterly Report of Internet Marketing, Inc. on Form 10-KSB for the period ended December 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002, that to the best of his knowledge:


1. The Report fully complies with the requirements of Section 13 (a) pr 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



November 7, 2002                             By /s/ Bill J. Rogers
                                                --------------------------------
                                                    Bill J. Rogers
                                                    Director, CEO and President



November 7, 2002                             By /s/ Richard A. Randall
                                                --------------------------------
                                                    Richard A. Randall
                                                    Chief Financial Officer