Form 10QSB
period 2002-03-31
INTERNET MARKETING INC
filed 2002-11-13
CIK 1081851

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                       FOR THE PERIOD ENDED MARCH 31, 2002


                         COMMISSION FILE NUMBER: 000-28055


                            INTERNET MARKETING, INC.
             ______________________________________________________
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



      NEVADA                                              76-0618144
_______________________                     ____________________________________
(STATE OF ORGANIZATION)                     (I.R.S. EMPLOYER IDENTIFICATION NO.)


                 201 Wilcrest , Suite 601, Houston, Texas 77042
                    ________________________________________
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                (281) 435-1519 or
                                 (281) 496-6393
               __________________________________________________
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ ] NO [x]


THERE ARE 10,408,400 SHARES OF COMMON STOCK OUTSTANDING AS OF OCTOBER 28, 2002.

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                              As of March 31, 2002



         TOTAL ASSETS                                                 $       0
                                                                      ==========



LIABILITIES
  Accounts payable                                                    $  80,492
  Accrued expenses                                                       16,237
  Demand notes payable to related party                                   7,500
                                                                      ----------
         TOTAL LIABILITIES                                              104,229
                                                                      ----------


STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par, 10,000,000 shares authorized,
      no shares issued or outstanding
  Common stock, $.001 par, 100,000,000 shares authorized,
      10,548,428 shares issued and outstanding                           10,548
  Paid in capital                                                       484,814
  Deficit accumulated during the development stage                     (599,591)
                                                                      ----------
      TOTAL STOCKHOLDERS' DEFICIT                                      (104,229)
                                                                      ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       0
                                                                      ==========

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                         STATEMENTS OF OPERATING DEFICIT
               For the Three Months Ended March 31, 2002 and 2001
                  and the Period From July 27, 1998 (Inception)
                             Through March 31, 2002




                                                                     Inception
                                                                      Through
                                     2002             2001              2002
                                 -------------    -------------    -------------
Administrative expenses          $          0     $     20,662     $    599,591
                                 -------------    -------------    -------------

      NET LOSS                   $          0     $    (20,662)    $   (599,591)
                                 =============    =============    =============


Basic and diluted
  net loss per share             $       (.00)    $       (.00)
Weighted average
  shares outstanding               10,408,400       10,408,400


                                INTERNET MARKETING, INC
                             (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS For
                     the Three Months Ended March 31, 2002 and 2001
                     and the Period From July 27, 1998 (Inception)
                                 Through March 31, 2002


                                                                            Inception
                                                                             Through
                                                     2002         2001         2002
                                                  ----------   ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                        $       0    $ (20,662)   $(599,591)
  Adjustments to reconcile net
    loss to net cash used by
      operating activities:
    Stock issued for services                                                 180,500
    Depreciation                                                                6,274
    Loss on equipment disposal                                                 20,090
  Changes in:
    Accounts payable                                              20,474       80,492
    Accrued expenses                                                 188       16,237
                                                  ----------   ----------   ----------
NET CASH USED BY OPERATING ACTIVITIES                     0            0     (295,998)
                                                  ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of computer equipment                                             (26,364)
                                                                            ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of stock                                                               239,000
  Proceeds from notes payable                                                  35,007
  Proceeds from note payable to a related party                                 7,500
  Cash contributed by
    majority shareholder                                                       40,855
                                                                            ----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                               322,362
                                                                            ----------
NET CHANGE IN CASH

CASH - beginning of period                                0            0            0
                                                  ----------   ----------   ----------
     - end of period                              $       0    $       0    $       0
                                                  ==========   ==========   ==========


                                INTERNET MARKETING, INC.
                             NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Internet Marketing, Inc. ("IMI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in IMI's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2001 as reported in the 10-KSB have been omitted.


NOTE 2 - DEBT FOR EQUITY EXCHANGE

At the end of March 2002, IMI issued 140,028 shares of common stock to reduce IMI's debt by $35,007.

Management's Discussion and Analysis
------------------------------------

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of Company's Common Stock. The Company has net losses of $599,591 since inception and net losses of $20,662 and $0, as of March 31, 2001, and March 31, 2002, respectively . The Company's cash and cash equivalents are $0 at March 31, 2001 and $0 at March 31, 2002. The Company is currently inactive and seeking capital to pursue its business opportunities.


PART II - Other Information

Item 1 - Exhibits

         No Exhibits.

                                       SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 7th day of November, 2002


                                             INTERNET MARKETING, INC.


                                             By: /s/ BILL J. ROGERS
                                                 -----------------------
                                                 Bill J. Rogers
                                                 CEO


                                 18 U.S.C. SECTION 1350

                                 AS ADOPTED PURSUANT TO

                       SECTION 906 OF THE SARBANES-OXLEY OF 2002


     In connection with the Quarterly Report of Internet Marketing, Inc. on Form 10-QSB for the period ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002, that to the best of his knowledge:


1. The Report fully complies with the requirements of Section 13 (a) pr 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



November 7, 2002                                  /S/ Bill J. Rogers
                                                  --------------------------
                                                  Bill J. Rogers
                                                  Chairman and CEO