Form 10QSB
period 2002-06-30
INTERNET MARKETING INC
filed 2002-11-13
CIK 1081851

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                       FOR THE PERIOD ENDED JUNE 30, 2002


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


                  201 Wilcrest, Suite 601, Houston, Texas 77042
                    ________________________________________
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


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

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               As of June 30, 2002



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
                                                                      ==========


                                        INTERNET MARKETING, INC.
                                      (A Development Stage Company)
                                     STATEMENTS OF OPERATING DEFICIT
                    For the Three Months and Six Months Ended June 30, 2002 and 2001
                              and the Period From July 27, 1998 (Inception)
                                          Through June 30, 2002


                               Three Months Ended                Six Months Ended           Inception
                                     June 30,                       June 30,                 Through
                              2002             2001            2002            2001            2002
                          -------------   -------------   -------------   -------------   -------------

Administrative expenses   $          0    $        188    $          0    $     20,849    $    599,591
                          -------------   -------------   -------------   -------------   -------------

      NET LOSS            $          0    $       (188)   $          0    $    (20,849)   $   (599,591)
                          =============   =============   =============   =============   =============


Basic and diluted
  net loss per share      $       (.00)   $       (.00)   $       (.00)   $       (.00)
Weighted average
    shares outstanding      10,548,428      10,408,400      10,478,414      10,408,400




                                INTERNET MARKETING, INC.
                             (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS For
                      the Six Months Ended June 30, 2002 and 2001
                     and the Period From July 27, 1998 (Inception)
                                 Through June 30, 2002


                                                                             Inception
                                                                              Through
                                                     2002         2001         2002
                                                  ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                        $       0    $ (20,849)   $(599,591)
  Adjustments to reconcile net
    loss to net cash used by
      operating activities:
    Stock issued for services                                                 180,500
    Depreciation                                                                6,274
    Loss on equipment disposal                                                 20,090
  Changes in:
    Accounts payable                                              20,474       80,492
    Accrued expenses                                                 375       16,237
                                                  ----------   ----------   ----------
NET CASH USED BY OPERATING ACTIVITIES                     0            0     (295,998)
                                                  ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of computer equipment                                             (26,364)
                                                                            ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of stock                                                               239,000
  Proceeds from notes payable                                                  35,007
  Proceeds from note payable to a related party                                 7,500
  Cash contributed by
    majority shareholder                                                       40,855
                                                                            ----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                               322,362
                                                                            ----------
NET CHANGE IN CASH

CASH - beginning of period                                0            0            0
                                                  ----------   ----------   ----------
     - end of period                              $       0    $       0    $       0
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


Management's Discussion and Analysis
------------------------------------

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of Company's Common Stock. The Company has net losses of $599,591 since inception and net losses of $20,849 and $0, as of June 30, 2001, and June 30, 2002, respectively . The Company's cash and cash equivalents are $0 at June 30, 2001 and $0 at June 30, 2002. The Company is currently inactive and seeking capital to pursue its business opportunities.




PART II - Other Information

Item 1 - Exhibits

         No Exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 7th day of November, 2002


                                        INTERNET MARKETING, INC.


                                        By: /s/ BILL J. ROGERS
                                            ----------------------
                                            Bill J. Rogers
                                            CEO



                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                    SECTION 906 OF THE SARBANES-OXLEY OF 2002


     In connection with the Quarterly Report of Internet Marketing, Inc. on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002, that to the best of his knowledge:


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