Form 10KSB
period 2006-12-31
INTERNET MARKETING INC
filed 2007-07-06
CIK 1081851

                         SECURITIES EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

                 6371 Richmond Ave., Suite 200, Houston, Texas 77057
               (Address of Principal Executive Offices)(Zip Code)


Registrant's telephone number, including area code: (713) 266-8015

Securities to be registered pursuant to Section 12(b) of the Act:

                                  None

Securities to be registered pursuant to Section 12(g) of the Act:

                                  None

     Indicate by check mark if the registrant is a well-known  seasoned  issuer,
as defined in Rule 405 of the Securities Act.   YES  X    NO
                                                   -----     ----

     Indicate by check mark if the  registrant  is not  required to file reports
pursuant to Section 13 or Section 15(d) of the Act. YES       NO X
                                                       -----    ----

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES X    NO.
                                      ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [ ]    Non-Accelerated Filer [X]

     Indicate  by check mark  whether  the  Registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). YES X      NO
                                               ----      ----
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. On December 31, 2006, the aggregate market value of non-affiliate shares was $46,105.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,548,428 shares of which 4,107,801 are restricted shares.

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

Item 10    Executive Compensation

Item 11    Security Ownership of Certain Beneficial Owners and
           Management

Item 12    Certain Relationships and Related Transactions

Item 13    Exhibits, List and Reports on Form 8-K

                                     PART I

Item 1. Description of Business


Forward Looking Statements

         This Annual Report contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.


INTRODUCTION

         Internet Marketing, Inc., a Nevada company, (the "Company") was incorporated in March, 1977. The Company presently has no active operations. The principal executive offices of the Company are located at 6371 Richmond Ave., Suite 200, Houston, Texas 77057, tel. (713) 266-8015.

         The Company's common stock is currently traded, on a limited basis, on the Pink Sheets market under the symbol "IMIZ."

         The Company is in the development stage. References to the Company in this Form 10-KSB include the Internet Marketing, Inc., a Nevada corporation, and its wholly-owned subsidiary, Internet Marketing, Inc., a Texas corporation.

         We are a blank check company. Our efforts in identifying a prospective target business will not be limited to a particular industry, although we intend to focus our efforts on cash flow positive companies that have historically generated positive earnings before interest, taxes and depreciation in basic industry opportunities involving energy services. Although we intend to focus our efforts on acquiring an operating business in the energy services sector headquartered in North America, we will consider opportunities to acquire a business unrelated to the energy services sector should such an opportunity be presented to us. Consequently, we are not limited to acquiring a company in any particular industry or type of business.


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

         In late 1999, the Company ceased all business operations and activities and has not engaged in business since late 1999 through the date of this report.

BUSINESS ACTIVITIES

         We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, if any, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

         Examples of qualities we plan to look for in a target company include:

         o        experienced operating management groups;

         o demonstrated track records of historical growth in revenues and positive cash flow;

         o involvement in an industry providing opportunity for additional acquisitions;

         o        regulatory or technical barriers to entry; and/or

         o        companies with growth prospects.

         We intend to seek our target business opportunities from various internal and external sources. We believe that we will be able to generate deal flow from internal sources primarily resulting from personal contacts and relationships that our officers and directors have developed and maintain in the private equity and investment banking industry, as well as through relationships they have developed and maintain with various professionals, including accountants, consultants, commercial bankers, attorneys, regional brokers and other investors. Initially, we intend to utilize these contacts for the purpose of assisting us in identifying and evaluating potential acquisition candidates, although no such activities have been initiated yet. We will also seek to generate potential transactions from external sources by contacting investment bankers, venture capital funds, private equity funds, and other members of the financial community which may present solicited or unsolicited proposals. We would like to seek and identify acquisition opportunities in the energy services sector.


Selection of a target business and structuring of a business combination

         W. Scott Thompson is supervising the process of evaluating prospective target businesses, and we expect that he will devote substantial time to our business once we have signed a term sheet with a target business that provides for a business combination conditioned in part on the completion of due diligence. W. Scott Thompson will be assisted in his efforts by us, together with our outside attorneys, accountants and other representatives. Our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management plan to consider, among other factors, the following:

     o    financial condition and results of operation;

     o    cash flow potential;

     o    growth potential;

     o experience and skill of management and availability of additional personnel;

     o    capital requirements;

     o    competitive position;

     o    barriers to entry;

     o    stage of development of the products, processes or services;

     o    customer base;

     o security measures employed to protect technology, trademarks or trade secrets;

     o degree of current or potential market acceptance of the products, processes or services;

     o proprietary features and degree of intellectual property or other protection of the products, processes or services;

     o    regulatory environment of the industry; and

     o    costs associated with effecting the business combination.

     These criteria are not intended to be exhaustive and we have not established any specific quantitative criteria or formula to evaluate a prospective target business. We will consider acquiring an underperforming or distressed company based on the above-listed factors, although we do not intend to focus our efforts on acquiring such a company. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

     The structure of a particular business combination may take the form of a merger, capital stock exchange, asset acquisition or other similar structure. Although we have no current commitments to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, a combination of common and preferred stock, or debt securities, to complete a business combination.

     The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finder's or consulting fees to our initial stockholders, or any of their respective affiliates, for services rendered to or in connection with a business combination. We will not, and no other person or entity will, pay any finder's or consulting fees to our existing directors, officers or stockholders, or any of their respective affiliates, for services rendered to or in connection with a business combination. In addition, we will not make any other payment to them other than reimbursement for any out-of-pocket expenses they incur in conducting due diligence.

Fair market value of target business

     The fair market value of any target business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. To further minimize the potential appearance of a conflict of interest, we will not consummate a business combination with an entity which is affiliated with any of our initial stockholders, officers or directors unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. In the event that we obtain such opinion, we will file it with the Securities and Exchange Commission.

Stockholder approval of business combination

     Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.


Competition

     In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that to the extent that our target business is a privately held entity, our status as a well-financed public entity may give us a competitive advantage over entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

     If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.


Employees

     We have two executive officers, both of whom are members of our board of directors. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs, although we expect for W. Scott Thompson to devote substantial time to our business once we have signed a letter of intent or agreement in principle with a target business that provides for a business combination conditioned in part on the completion of due diligence. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.


EMPLOYEES

         As of December 31, 2006, the Company had one employee, W. Scott Thompson, who is the President and CEO. He does not receive any compensation for his services. He is not represented by a union. The Company believes that its employee relations are good. Upon implementation of any new business plan, the Company may engage the services of contractors and consultants to perform certain services, and may pay its officers a salary, all of which will be subject to the discretion and approval of the Directors.

BUSINESS PLAN

         Presently, the Company does not have any business operations and, therefore, has no revenue from operations. In the event the Company commences any operations in the future, but is unable to generate sufficient revenue from operations, or is unable to obtain additional financing, it may be unable to implement any business plan it may adopt in the future. There can be no assurance that the Company's anticipated private placement of equity securities to fund any adopted business plan will be successful or that the Company will have the ability to implement any such business plan and ultimately attain profitability.

         The Company's long-term viability, assuming it adopts any business plan, of which there can be no assurance, is expected to be dependent upon three key factors, as follows:

         1. The Company's ability to obtain adequate sources of debt or equity funding to implement any business plan it may adopt.

         2. The ability of the Company to develop viable revenue-producing activities.

         3. The ability of the Company to ultimately achieve adequate profitability and cash flows from any future yet-undetermined operations to sustain any such operations.


                                  RISK FACTORS

ITEM 1A.   Risk Factors

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objectives.

     We are a recently incorporated development stage company with no operating results to date. Since we do not have any operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues (other than interest income on the proceeds from our offering) until, at the earliest, after the consummation of a business combination. We cannot assure you as to when or if a business combination will occur.

Since we have not yet selected any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of any particular target business' operations or the industry or business in which we may ultimately operate.

     Although we intend to focus on acquiring an operating business in the energy service sector headquartered in North America, we may acquire a company operating in any industry we choose. There is no reliable basis for you to currently evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

We may acquire a target business with a history of poor operating performance and there is no guarantee that we will be able to improve the operating performance of that target business.

     Due to the competition for business combination opportunities, we may acquire a target business with a history of poor operating performance if we believe that target business has attractive technology or presents a business opportunity that can take advantage of trends in the energy services sector. However, we have not identified any specific technology or business that we wish to acquire. Furthermore, we may acquire a poorly performing target business outside the energy services sector that has an attractive technology or presents a business opportunity. Moreover, acquiring a target company with a history of poor operating performance can be extremely risky and we may not be able to improve operating performance. If we cannot improve the operating performance of such a target business following our business combination, then our business, financial condition and results of operations will be adversely affected. Factors that could result in us not being able to improve operating performance include, among other things:

     o    inability to predict changes in technological innovation;

     o inability to hire personnel with appropriate experience to assist us in achieving our turnaround goals;

     o    competition from superior or lower-priced products/services;

     o loss of a material contract or goodwill associated with prior ownership;

     o    lack of financial resources;

     o    inability to attract and retain key executives and employees;

     o inability to compete with businesses offering similar products/services;

     o claims for infringement of third-party intellectual property rights and/or the availability of third-party licenses; and

     o    changes in, or costs imposed by, government regulation.

     Our management team has been successful in improving the profitability of a number of companies.

Our officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, which could have a negative impact on our ability to consummate a business combination.

     Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. This could have a negative effect on our ability to consummate a business combination. We do not intend to have any full-time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs, although we expect W. Scott Thompson to devote substantial time to our business during the process of conducting due diligence on a potential target company. If our executive officers' or directors' other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.


A significant portion of working capital could be expended in pursuing acquisitions that are not consummated.

     It is anticipated that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. In addition, we may opt to make a deposit or down payment or pay exclusivity or similar fees in connection with structuring and negotiating a business combination. If a decision is made not to complete a specific business combination, the costs incurred up to that point in connection with the abandoned transaction, potentially including a deposit or down payment or exclusivity or similar fees, would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could adversely affect subsequent attempts to locate and acquire or merge with another business. For more information, see the section entitled "Selection of a target business and structuring of a business combination."


We may issue shares of our capital stock or debt securities to complete a business combination which would reduce the equity interest of our stockholders and could likely cause a change in control of our ownership.

     Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. There are currently 10,548,428 issued and outstanding shares and 89,451,572 authorized but unissued shares of our common stock available for issuance, and all of the 10,000,000 shares of preferred stock available for issuance. Although we have no commitment as of the date of this annual report to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, a combination of common and preferred stock, or debt securities, to complete a business combination. Although we anticipate that any business combination will be structured such that our company is the surviving entity and the stockholders of the target company would not control the combined company, there is a possibility of a change in control if we issue capital securities or convertible debt to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

     o may significantly dilute the equity interest of investors in our initial public offering;

     o may subordinate the rights of holders of common stock if the preferred stock is issued with rights senior to those afforded to our common stock;

     o could likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

     o    may adversely affect prevailing market prices for our common stock.

     Similarly, if we issue debt securities, it could result in:

     o default and foreclosure on our assets if our operating revenues after a business combination were insufficient to service our debt obligations;

     o acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

     o our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

     o our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

     For a more complete discussion of the possible structure of a business combination, see the section entitled "Selection of a target business and structuring of a business combination."



Our ability to effect a business combination and to execute any potential business plan afterwards will be dependent upon the efforts of our key personnel.

     Our ability to effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although some of our key personnel, namely, W. Scott Thompson and William A. Silvey, may remain associated with the target business following a business combination, some or all of the management of the target business may remain in place. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. The individuals may be unfamiliar with the requirements of operating a public company as well as with United States securities laws, which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time consuming and could lead to various regulatory issues which may adversely affect our operations. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms, which would be determined at such time between the respective parties and which may be a term of the business combination, as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to a business combination. If we acquired a target business in an all cash transaction, it would be more likely that current members of management would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that management would remain with the combined company unless it was negotiated as part of the transaction as part of the acquisition agreement; an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business's management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination.

     The financial interest of our officers and directors, including any compensation arrangements they may seek, could influence their motivation in selecting, negotiating and structuring a transaction with a target business. This would result in the current directors and officers having a conflict of interest when determining whether a particular business combination is in the stockholders' or company's best interest.


The loss of key executives could adversely affect our ability to operate.

     Our operations are dependent upon a very small group of key executives consisting of W. Scott Thompson, our Chairman and President, and William A. Silvey, a director and our CFO. We believe that our success depends on the continued service of our executive management team. Although we currently intend to retain our existing management and enter into employment or other compensation arrangements with them following our initial business combination, the terms of which have not yet been determined, we cannot assure you that such individuals will remain with us for the immediate or foreseeable future. We do not have employment contracts with any of our current executives. The unexpected loss of the services of one or more of these executives could have a detrimental effect on us.

Our officers and directors may not have significant experience or knowledge of the industry of the target business. This inexperience may adversely affect our ability to successfully operate the business we acquire.

     We cannot assure you that our officers and directors will have experience or sufficient knowledge relating to the industry of the target business to make an appropriate acquisition decision. As a consequence, once we acquire a target business, we may not have the ability to successfully operate it.

Some of our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

     Some of our officers and directors may in the future become affiliated with entities, including other "blank check" companies engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have fiduciary obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors directly or indirectly own shares of our common stock that will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

     All of our officers and directors directly or indirectly own stock in our company. The shares owned by our officers and directors will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and completing a business combination within the required time frame. Consequently, our officers' and directors' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

It is probable that we will only complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

     Should we complete only a single business combination with one target business, the prospects for our success may be:

     o    solely dependent upon the performance of a single business; or

     o dependent upon the development or market acceptance of a single or limited number of products, processes or services.

     In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

None of our officers or directors has ever been a principal of, or has ever been affiliated with, a company formed with a business purpose similar to ours. As a result, they may be unable to successfully evaluate the profitability of a target business or complete an acquisition within the time frames required.

     Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

     We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses and other financial buyers competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation that we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination.

     Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

     If additional financing is required, we may be unable to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

     We cannot currently ascertain the capital requirements for any particular transaction. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders are required to provide any financing to us in connection with or after a business combination.

We may enter into a business transaction with an affiliate of our officers, directors or initial shareholders. Such a transaction may create a conflict of interest.

     While we intend to focus primarily on acquiring an operating business in the energy services sector, the possibility exists that we may acquire a business affiliated with one of our officers, directors or initial shareholders. If we would enter into a business combination with an affiliate only in conjunction with or subsequent to an acquisition of an unaffiliated company to the extent the unaffiliated members of our Board of Directors determine the affiliated company added a complementary component to the unaffiliated company transaction in the form of a product or service that the unaffiliated company needed but did not have.

     Should we seek to acquire an affiliated business, a potential or actual conflict of interest would exist. For example, such a transaction may create an appearance that a director or officer recommended a business combination solely for personal profit and not because it was in our best interest. Our management and board intend to act in accord with their fiduciary duties to us, and to our shareholders, including obtaining an independent fairness opinion in the event we decide to pursue a business transaction with an affiliate of our directors, officers or initial shareholders. None of us, our directors, and our officers, contacts or sources are aware of any current opportunity to acquire an affiliated company.

Our initial stockholders, including our officers and directors, control a substantial interest in us and this may influence certain actions requiring a stockholder vote.

     Our initial stockholders (including all of our officers and directors) collectively own approximately 61% of our issued and outstanding shares of common stock. In connection with the vote required for our initial business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before our initial public offering, as well as any shares of common stock acquired in connection with or following our initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders.


If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

     If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

     o    restrictions on the nature of our investments; and

     o    restrictions on the issuance of securities,

which may make it difficult for us to complete a business combination. In addition, we may have imposed upon us burdensome requirements, including:

     o    registration as an investment company;

     o    adoption of a specific form of corporate structure;

     o reporting, record keeping, voting, proxy, compliance and disclosure requirements; and

     o    complying with other rules and regulations.

     We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. If we were deemed to be subject to the Investment Company Act of 1940, compliance with these additional regulatory burdens would require additional expense.

Penny Stock Rules and Restrictions

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

     Whenever we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

     o    make a special written suitability determination for the purchaser;

     o receive the purchaser's written agreement to a transaction prior to sale;

     o provide the purchase with risk disclosure documents that identify certain risks associated with investing in "penny stocks" and that describe the market for these "penny stocks," as well as a purchaser's legal remedies; and

     o obtain a signed and dated acknowledgement from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

     If our common stock becomes subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Financial Matters

     The Company presently has no financial resources. In order for the Company to effectuate its business plan, the Company must first obtain funds to reactivate its website. In the event that the Company is unable to generate sufficient revenue from operations, or is unable to obtain additional financing, the Company may be unable to implement its business plan. There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability. There is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to the Company.

Effect of financing

     Financing obtained through the sale of the Company's securities may cause significant dilution in per share net tangible book value to existing shareholders. Debt financing could result in the assets of the Company being pledged as collateral and restrictive loan terms.


Control by Management

     W. Scott Thompson, a Director, President and the Chief Executive Officer and Chairman of the Board of the Company presently owns approximately 55% of the outstanding common stock of the Company. As a result, management, as a practical matter, will be able to elect all directors and otherwise control the affairs of the Company for the foreseeable future.

Dependence On, and Availability of Management; Management of Growth

     The success of the Company is substantially dependent upon the time, talent, and experience of W. Scott Thompson. The Company, through its subsidiary Internet Marketing, Inc., a Texas corporation, has an employment agreement with
W. Scott Thompson. The loss of the services of W. Scott Thompson would have a material adverse impact on the Company and its business. No assurance can be given, however, that a replacement for W. Scott Thompson could be located in the event of his unavailability. Further, in order for the Company to expand its business operations, it must continue to improve and expand the level of expertise of its personnel and must attract, train and manage qualified managers and employees to oversee and manage the expanded operations. Demand for Internet and computer industry personnel is high. There is no assurance that the Company will be in a position to offer competitive compensation to attract or retain such personnel. The Company has no key man life insurance on W. Scott Thompson.

Shares Eligible for Future Sale

     Of the 10,548,428 outstanding shares of common stock of the Company as of December 31, 2006, approximately 6,440,188 are free trading shares, and approximately 4,107,801 shares are restricted securities as that term is defined in Rule 144 adopted under the Act ("Restricted Securities"). Rule 144 governs resales of Restricted Securities for the account of any person, other than an issuer, and restricted and unrestricted securities for the account of an "affiliate" of the issuer. Restricted securities generally include any securities acquired directly or indirectly from an issuer or its affiliates which were not issued or sold in connection with a public offering registered under the Securities Act. An affiliate of the issuer is any person who directly or indirectly controls, is controlled by, or is under common control with, the issuer. Affiliates of the Company may include its directors, executive officers, and persons directly or indirectly owning 10% or more of the outstanding common stock. Under Rule 144, unregistered resales of restricted common stock cannot be made until it has been held for one year from the later of its acquisition from the Company or an affiliate of the Company. Thereafter, shares of common stock may be resold without registration subject to Rule 144's volume limitation, aggregation, broker transaction, notice filing requirements, and requirements concerning publicly available information about the Company ("Applicable Requirements"). Resales by the Company's affiliates of restricted and unrestricted common stock are subject to the Applicable Requirements. The volume limitations provide that a person, or persons who must aggregate their sales, cannot, within any three-month period, sell more than the greater of (i) one percent of the then outstanding shares, or (ii) the average weekly reported trading volume during the four calendar weeks preceding each such sale. A person who is not deemed an "affiliate" of the Company and who has beneficially owned shares for at least two years would be entitled to sell such shares under Rule without regard to the Applicable Requirements. At the present time, the Company believes that approximately 85% shares of its restricted common stock have been held for more than two years, and therefore could be sold by non-affiliates without limitation. No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market would likely have a material adverse effect on prevailing market prices for the common stock and could impair the Company's ability to raise capital through the sale of its equity securities.

Possible Volatility of Common Stock Price

     The Company's shares trade infrequently on the Pink Sheets. Nevertheless, the market price of the Common Stock may be highly volatile, as has been the case with the securities of many other small capitalization companies.

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

Limitation on Director Liability

     The Company's Bylaws, Article V, provide that the Company shall indemnify any person who is a party to a lawsuit by reason of the fact that they were an officer or director of the Company with certain exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of the Company against a director.

Item 2. Description of Property

     The Company's principal executive offices are located at 6371 Richmond Ave., Suite 200, Houston, Texas 77057, in approximately 300 square feet of office space which has been provided to the Company on a rent-free, month-to-month verbal lease by W. Scott Thompson, the Company's President and CEO. The Company may seek larger space in the future which it may lease from Mr. Thompson. However, there are no arrangements for future leases between the Company and Mr. Thompson. The Company believes that its offices are adequate for its present and future needs.


Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No items have been submitted to a vote of security holders in the past year.

                                     PART II

Item 5. Market Price of and Dividends on the Registrant's Common Stock and Other Shareholder Matters

     The Company's common stock is currently traded on the Pink Sheets market under the symbol "IMIZ". The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for the common stock of the Company as reported on the Pink Sheets market. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions. There is presently no active market for the Company's common stock.

                            HIGH         LOW
QUARTER ENDED               BID          BID

March 31, 2004             $ .01        $ .01
June 30, 2004              $ .10        $ .01
September 30, 2004         $ .05        $ .04
December 31, 2004          $ .04        $ .04

March 31, 2005             $ .08        $ .04
June 30, 2005              $ .04        $ .04
September 30, 2005         $ .04        $ .04
December 31, 2005          $ .04        $ .04

March 31, 2006             $ .04        $ .04
June 30, 2006              $ .04        $ .04
September 30, 2006         $ .17        $ .05
December 31, 2006          $ .05        $ .05

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

     As shown in the accompanying financial statements, Internet Marketing, Inc. has an accumulated deficit of $526,564 and a working capital deficit of $8,869 as of December 31, 2006. These conditions raise substantial doubt as to Internet Marketing, Inc.'s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Internet Marketing, Inc. is unable to continue as a going concern.

     At inception, IMI issued 275,000 shares of stock to several key individuals who initially served on the Board of Directors or as advisors and 5,825,000 shares to the founding shareholder. These shares are recorded at $.10 per share, which was management's opinion of their fair value at that time.

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

     In fiscal 2000, IMI issued 508,800 shares for services performed in 1999, 99,600 shares for services performed in 2000, and 300,000 shares for $30,000 in cash.

     In fiscal 2002, IMI issued 140,028 shares in exchange for a total of $35,007 of debt owed to various parties.

     In fiscal 2004, IMI issued 25,000 shares valued at $2,983 for services performed through 2003.

         In early 2000, 9 individuals loaned IMI $35,007, with repayment terms not specified. As of February 1, 2006, IMI was attempting to convert this debt into shares of stock.

     Shareholders of Internet Marketing, Inc. forgave certain liabilities owed to them. Theses have been accounted for as contributions to capital. They are as follows:

     o December 31, 2002 $7,500 short term debt and $1,063 accrued interest on short term debt
     o    December 31, 2003 $4,132 from accounts payable
     o    December 31, 2004 $4,150 from accounts payable
     o    December 31, 2006 $1,550 from accounts payable

     Internet Marketing, Inc. determined the statutes of limitations expired on liabilities owed to third parties. Theses have been accounted for as debt forgiveness income. They are as follows:

     o    December 31, 2003 $8,000 accrued compensation
     o    December 31, 2003 $48,072 from accounts payable
     o    December 31, 2005 $20,474 from accounts payable

     Internet Marketing, Inc.'s principal office is in the office of Internet Marketing, Inc.'s president pursuant to a verbal agreement on a rent-free month-to-month basis.


PLAN OF OPERATION

     The Company is in the development stage. At the present time, the Company has no cash commitments. At the present time, the cash requirements of the Company are relatively small and the Company currently has DE MINIMIS administrative costs. The Company believes that the nominal cash requirements can be met until the Company recommences business operations. Mr. Thompson has made an informal agreement with the Company to make working capital loans to the Company in an amount not to exceed $6,000 during the next 12 months at the market interest rate.

     The Company plans a private placement of its common stock to qualified investors to fund the implementation of a new business plan. The purpose of the proceeds of this proposed private placement is expected to provide the Company with funds to operate for 12 months after it recommences business operations. The Company has not yet identified a business it intends to engage in and, therefore, has not yet determined how much funds would be sufficient to execute any proposed business plan. There have been no plans or arrangements for a private placement.

     In the event the Company recommences operations, and is unable to generate sufficient revenue from any proposed operations, or is unable to obtain additional financing, it may be unable to implement any newly-adopted business plan. There can be no assurance that the Company's proposed private placement of equity securities or its planned public reporting status will be successful or that the Company will have the ability to implement any business plan adopted in the future and ultimately attain profitability.

     The Company's long-term viability is dependent upon three key factors, as follows:

     1. The Company's ability to obtain adequate sources of debt or equity funding to implement any business plan it adopts.

     2. The ability of the Company to develop revenue-generating activities.

     3. The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.


EFFECTS OF FINANCING THROUGH SALES OF SECURITIES

     In order for the Company to effectuate any proposed or newly-adopted business plan, the Company must first obtain funds in a yet-to-be-determined amount to sustain operations. There is no assurance that the Company will be able to obtain acceptable forms and amounts of financing. Financing obtained through the sale of the Company's securities, may cause significant dilution in per share net tangible book value to existing shareholders.


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

Malone & Bailey is the current auditor for the Company.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

         The directors and executive officers of the Company are as follows.


Name and Address     Age           Position
----------------     ---           --------

W. Scott Thompson     59       Director, CEO and President 2425 Fountain View
Drive, Suite 305
Houston, TX 77057

William A. Silvey     71       Director, Secretary, Treasurer, Chief Financial
2425 Fountain View             Officer
Drive, Suite 305
Houston, TX 77057


     Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company.

BIOGRAPHIES

     W. Scott Thompson has been a Director, and the CEO and President of the Company since 2002. For more than five years prior to 2007, Mr. Thompson has been an investment banker in Texas. Mr. Thompson holds a B.S. Degree from the University of Texas.

     William A. Silvey has been a Director, and the Secretary, Treasurer and Chief Financial Officer of the Company since 2002. For more than five years prior to 2007, Mr. Silvey has been an investment banker in Texas. Mr. Silvey holds a B.S. Degree from Cal Tech and an MBA Degree from Stanford University.


Item 10. Executive Compensation

     The following table reflects all forms of compensation for services of the chief executive officer and the chief financial officer for the Company for years ended December 31, 2006 and 2005. No executive officer of the Company received compensation which exceeded $100,000 during these periods.

                           SUMMARY COMPENSATION TABLE

                ANNUAL                            LONG  TERM  COMPENSATION
             COMPENSATION
                                                AWARDS                     PAYOUTS
                                     OTHER                                        ALL
NAME  AND                            ANNUAL   RESTRICTED  SECURITIES             OTHER
PRINCIPAL                            COMPEN-    STOCK     UNDERLYING    LTIP    COMPEN-
POSITION   YEAR    SALARY     BONUS  SATION     AWARDS    OPTIONS/SARS  PAYOUTS  SATION
---------------  -----------  -----  -------  ----------  ------------  ------- -------
W. Scott Thompson
CEO
           2005     $-0-      -0-      -0-        -0-         -0-        -0-       -0-

           2006     $-0-      -0-      -0-        -0-         -0-        -0-       -0-

William A. Silvey
CFO
           2005     $-0-      -0-      -0-        -0-         -0-        -0-       -0-

           2006     $-0-      -0-      -0-        -0-         -0-        -0-       -0-

EMPLOYMENT AGREEMENTS

     The Company has no current employment agreements with its officers.

DIRECTOR COMPENSATION

     None of the current officers or directors have received any shares of the Internet Marketing, Inc., as Director compensation. The Company has not paid any other type of director compensation.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of December 31, 2006, with respect to the beneficial ownership of shares of common stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

                                             Percent
Name and Address                        Shares of Common           of
of Beneficial Holder                 Stock Beneficially Owned     Class
-----------------------------        ------------------------     ------

W. Scott Thompson                            2,748,476              26%
6371 Richmond Ave., Suite 200,
Houston, Texas 77057


William A. Silvey                            2,748,476              26%
6371 Richmond Ave., Suite 200,
Houston, Texas 77057


All officers and directors as
a Group--Two Persons                         5,556,742              52%


Item 12. Certain Relationships and Related Transactions

     The Company believes that the terms and conditions of the following transaction was no less as favorable to the Company that terms attainable from unaffiliated third parties.

     In March, 1999, the Company entered into a Stock Exchange Agreement with the stockholders and subscribers of Internet Marketing, Inc., a Texas corporation. This transaction was made at a time when the Company's common stock had a de minimis value, there were only an infrequent number of trades and virtually no trading volume. The Company issued a total of 7,500,000 shares of common stock of the Company to these stockholders, subscribers and a financial consultant in exchange for all of the outstanding shares of Internet Marketing, Inc., a Texas corporation, and for services rendered . The terms and conditions of the Stock Agreement Exchange were determined by the parties through arms length negotiations. However, no appraisal was performed. As a result of these transactions, Bill J. Rogers, a stockholder of Internet Marketing, Inc., a Texas corporation became the owner of 5,797,000 shares of the common stock of the Company. The Company treated the acquisition of Internet Marketing, Inc., a Texas corporation as a recapitalization whereby Internet Marketing, Inc., a Texas corporation was the accounting acquiror. At the time of the acquisition, there were only an infrequent number of trades and virtually no trading volume of the common stock of the Company, and the Company is unable to estimate the market value of the Company's common stock to determine a resulting valuation of this acquisition.

Item 13. Exhibits, List and Reports on Form 8-K.

(a) Index to Exhibits.

 3.1    Certificate of Incorporation and Amendments thereto.*
 3.2    By-Laws and Amendments thereto.*
 4.1    Form of Common Stock Certificate.*
10.1    Agreement and Plan of Reorganization*
10.2    Employment Agreement with Bill J. Rogers*
16.1    Letter from Jones, Jensen & Company, LLC*
21.1    Subsidiaries of the registrant.*
31.1    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
        (CEO)
31.2    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
        (CFO)
32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

* Incorporated by reference from Form 10-SB, filed November 12, 1999.

(b) No reports on Form 8-K were filed during the last quarter of the periods covered by this report.

PART F/S

               The Company's audited financial statements follow.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


         To the Board of Directors
         Internet Marketing, Inc.
         Houston, Texas

         We have audited the accompanying consolidated balance sheet of Internet Marketing, Inc. as of December 31, 2002 and the related statements of expenses, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Marketing, Inc. as of December 31, 2002 and the results of operations and cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that Internet Marketing, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Internet Marketing, Inc. suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





         MALONE & BAILEY, PC
         www.malone-bailey.com
         Houston, Texas

         May 11, 2007

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002



         TOTAL ASSETS                                                 $       -
                                                                      ==========

LIABILITIES
  Accounts payable                                                    $  80,492
  Accrued expenses                                                       15,174
                                                                      ----------
         TOTAL LIABILITIES                                               95,666
                                                                      ----------


STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par, 10,000,000 shares authorized,
      no shares issued or outstanding                                         -
  Common stock, $.001 par, 100,000,000 shares authorized,
      10,548,428 shares issued and outstanding                           10,548
  Paid-in capital                                                       493,377
  Deficit accumulated during the development stage                     (599,591)
                                                                      ----------
      TOTAL STOCKHOLDERS' DEFICIT                                       (95,666)
                                                                      ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       -
                                                                      ==========



                 See accompanying summary of accounting policies
                        And notes to financial statements

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF EXPENSES
          For the Years Ended December 31, 2002 and 2001 And the Period
                         from July 27, 1998 (Inception)
                            Through December 31, 2002


                                                                    Inception
                                                                     Through
                                     2002              2001            2002
                                 -------------    -------------    -------------

Administrative expenses          $          -     $     21,224     $    599,591
                                 -------------    -------------    -------------

      NET LOSS                   $          -     $     21,224     $    599,591
                                 =============    =============    =============

Average Loss per share           $       (.00)    $       (.00)

Weighted average shares            10,513,901       10,408,400






                 See accompanying summary of accounting policies
                        And notes to financial statements


                                      INTERNET MARKETING, INC.
                                    (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                           For the Period from July 27, 1998 (Inception)
                                      Through December 31, 2002


                             -  Common Stock  -         Paid-in     Accumulated
                             Shares        Value        Capital       Deficit       Totals
                          -----------   -----------   -----------   -----------   -----------
Shares issued to
  founding
  shareholder              5,825,000    $    5,825    $   27,030    $        -    $   32,855
Shares issued for:
  services, 1998             275,000           275        27,225             -        27,500
  cash, 1999                 418,000           418       208,582             -       209,000
Reorganization
  Cancellation of
    founders shares          (18,000)          (18)           18             -             -
  Issuance to:
    shell owners             246,000           246          (246)            -             -
    promoters and
      lawyers              2,754,000         2,754        (2,754)            -             -
Capital contributed
  by founding
  shareholder                      -             -         8,000             -         8,000
Net loss                           -             -             -      (493,621)     (493,621)
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 1999        9,500,000         9,500       267,855      (493,621)     (216,266)

Shares issued for:
  services, 1999             508,800           509       127,591             -       128,100
  services, 2000              99,600            99        24,801             -        24,900
  cash, 2000                 300,000           300        29,700             -        30,000
Net loss                           -             -             -       (84,746)      (84,746)
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2000       10,408,400        10,408       449,947      (578,367)     (118,012)

Net loss                           -             -             -       (21,224)      (21,224)
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2001       10,408,400        10,408       449,947      (599,591)     (139,236)

Shares issued for:
  debt                       140,028           140        34,867             -        35,007
Forgiveness of debt
  by related party                                         8,563                       8,563
Net loss                           -             -             -             -             -
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2002       10,548,428    $   10,548    $  493,377    $ (599,591)   $ ( 95,666)
                          ===========   ===========   ===========   ===========   ===========


                           See accompanying summary of accounting policies
                                  And notes to financial statements




                                     INTERNET MARKETING, INC
                                  (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31, 2002 and 2001 And the
                          Period from July 27, 1998 (Inception)
                                    Through December 31, 2002


                                                                           Inception
                                                                            Through
                                                    2002         2001         2002
                                                 ----------   ----------   ----------

CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES
  Net Loss                                       $       -    $ (21,224)   $(599,591)
                                                 ----------   ----------   ----------
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
    Stock issued for services                            -            -      180,500
    Depreciation                                         -            -        6,274
    Loss on equipment disposal                           -            -       20,090
  Change in cash from:
    Accounts payable                                     -       20,474       80,492
    Accrued expenses                                     -          750       16,237
                                                 ----------   ----------   ----------

NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                 -       21,224     (295,998)

                                                 ----------   ----------   ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of computer equipment and software           -            -      (26,364)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Sale of stock                                          -            -      239,000
  Notes payable                                          -            -       35,007
  Note payable to a relate party                         -            -        7,500
  Cash contributed by majority shareholder               -            -       40,855
                                                 ----------   ----------   ----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES          -            -      322,362
                                                 ----------   ----------   ----------

NET CHANGE IN CASH                                       -            -            -

CASH ON HAND - beginning of period                       -            -            -
                                                 ----------   ----------   ----------
             - end of period                     $       -    $       -    $       -
                                                 ==========   ==========   ==========

NON-CASH:
Shares issued for debt                           $  35,007    $       -    $  35,007
Forgiveness of related party debt                    8,563                     8,563

                      See accompanying summary of accounting policies
                             And notes to financial statements

                                            28

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

Basis of presentation. The consolidated financial statements include the accounts of company and its wholly-owned subsidiary, IMI - Texas. Significant inter-company accounts and transactions have been eliminated.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Cash and cash equivalents. For purposes of the cash flow statement, IMI considers cash on hand and cash in the bank as cash and cash equivalents.

Revenue Recognition.  IMI has no revenues.

Income Taxes. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there are no outstanding dilutive securities.

Recently issued accounting pronouncements. IMI does not expect the adoption of recently issued accounting pronouncements to have a significant impact on IMI's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Internet Marketing, Inc. has an accumulated deficit of $599,591 and a working capital deficit of $95,666 as of December 31, 2002. These conditions raise substantial doubt as to Internet Marketing, Inc.'s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Internet Marketing, Inc. is unable to continue as a going concern.

NOTE 3 - COMMON STOCK

At inception, IMI issued 275,000 shares of stock to several key individuals who initially served on the Board of Directors or as advisors and 5,825,000 shares to the founding shareholder. These shares are recorded at $.10 per share, which was management's opinion of their fair value at that time.

In 1999, IMI sold 418,000 shares of common stock for cash proceeds of $209,000.

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

In fiscal 2000, IMI issued 508,800 shares valued at $128,100 for services performed in 1999, 99,600 shares valued at $24,900 for services performed in 2000, and 300,000 shares for $30,000 in cash.

In fiscal 2002, IMI issued 140,028 shares in exchange for a total of $35,007 of debt owed to various parties.

NOTE 4 - NOTES PAYABLE

In early 2000, 9 individuals loaned IMI $35,007, with repayment terms not specified. At the end of March 2002, IMI issued 140,028 shares of common stock to reduce IMI's debt by $35,007.


NOTE 5 - FORGIVENESS OF DEBT

Shareholders of Internet Marketing, Inc. forgave certain liabilities owed to them. Theses have been accounted for as contributions to capital. They are as follows:

     o December 31, 2002 $7,500 short term debt and $1,063 accrued interest on short term debt


NOTE 6 - COMMITMENTS

Internet Marketing, Inc.'s principal office is in the office of Internet Marketing, Inc.'s president pursuant to a verbal agreement on a rent-free month-to-month basis.


NOTE 7 - INCOME TAXES

Internet Marketing, Inc. uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2002, Internet Marketing, Inc. incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $419,091 at December 31, 2002, and will expire through the year 2022.

At December 31, 2002, deferred tax assets consisted of the following:

                  Deferred tax assets
                    Net operating losses                         $    146,682
                    Less:  valuation allowance                       (146,682)
                                                                 ------------
                  Net deferred tax asset                         $          0
                                                                 ============

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



         To the Board of Directors
         Internet Marketing, Inc.
         Houston, Texas

         We have audited the accompanying consolidated balance sheet of Internet Marketing, Inc. as of December 31, 2003 and the related statements of expenses, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Marketing, Inc. as of December 31, 2003 and the results of operations and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that Internet Marketing, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Internet Marketing, Inc. suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





         MALONE & BAILEY, PC
         www.malone-bailey.com
         Houston, Texas

         May 11, 2007

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003



         TOTAL ASSETS                                                 $       -
                                                                      ==========



LIABILITIES
  Accounts payable                                                    $  31,029
  Accrued expenses                                                        7,174
  Demand notes payable to related party                                       -
                                                                      ----------
         TOTAL LIABILITIES                                               38,203
                                                                      ----------


STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par, 10,000,000 shares authorized,
      no shares issued or outstanding                                        -
  Common stock, $.001 par, 100,000,000 shares authorized,
      10,548,428 shares issued and outstanding                           10,548
  Paid in capital                                                       497,509
  Deficit accumulated during the development stage                     (546,260)
                                                                      ----------
      TOTAL STOCKHOLDERS' DEFICIT                                       (38,203)
                                                                      ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       -
                                                                      ==========




                 See accompanying summary of accounting policies
                        and notes to financial statements

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATING EXPENSES
          For the Years Ended December 31, 2003 and 2002 And the Period
                         from July 27, 1998 (Inception)
                            Through December 31, 2003


                                                                       Inception
                                                                         Through
                                     2003              2002            2003
                                 -------------    -------------    -------------

Administrative expenses          $      (2,741)   $          -     $   (602,332)
Gain on forgiveness of debt             56,072                           56,072
                                 -------------    -------------    -------------

      NET INCOME(LOSS)           $      53,331    $          -     $   (546,260)
                                 =============    =============    =============

Average Loss per share           $       (.01)    $       (.00)

Weighted average shares            10,548,428        10,513,901





                 See accompanying summary of accounting policies
                        and notes to financial statements


                                      INTERNET MARKETING, INC.
                                    (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                           For the Years Ended December 31, 2003 and 2002
                           And the Period from July 27, 1998 (Inception)
                                      Through December 31, 2003


                             -  Common Stock  -         Paid-in     Accumulated
                             Shares        Value        Capital       Deficit       Totals
                          -----------   -----------   -----------   -----------   -----------
Shares issued to
  founding
  shareholder              5,825,000    $    5,825    $   27,030             -    $   32,855
Shares issued for:
  services, 1998             275,000           275        27,225             -        27,500
  cash, 1999                 418,000           418       208,582             -       209,000
Reorganization
  Cancellation of
    founders shares          (18,000)          (18)           18             -             -
  Issuance to:
    shell owners             246,000           246          (246)            -             -
    promoters and
      lawyers              2,754,000         2,754        (2,754)            -             -
Capital contributed
  by founding
  shareholder                      -             -         8,000             -         8,000

Net loss                                                              (493,621)     (493,621)
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 1999        9,500,000         9,500       267,855      (493,621)     (216,266)

Shares issued for:
  services, 1999             508,800           509       127,591             -       128,100
  services, 2000              99,600            99        24,801             -        24,900
  cash, 2000                 300,000           300        29,700             -        30,000

Net loss                           -            -             -        (84,746)      (84,746)
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2000       10,408,400        10,408       449,947      (578,367)     (118,012)

Net loss                           -             -             -       (21,224)      (21,224)
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2001       10,408,400        10,408       449,947      (599,591)     (139,236)

Shares issued for:
  debt                       140,028           140        34,867            -         35,007
Forgiveness of debt                                        8,563                       8,563

Net loss                           -             -             -            -              -
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2002       10,548,428        10,548       493,377      (599,591)      (95,666)
                                                          4,132                        4,132

Net income                         -             -             -        53,331        53,331
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2003       10,548,428    $    10,548    $ 497,509    $ (546,260)   $  (38,203)
                          ===========   ===========   ===========   ===========   ===========

                           See accompanying summary of accounting policies
                                  and notes to financial statements



                                  INTERNET MARKETING, INC
                               (A Development Stage Company)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Years Ended December 31, 2003 and 2002 And the
                           Period from July 27, 1998 (Inception)
                                 Through December 31, 2003


                                                                           Inception
                                                                            Through
                                                    2003         2002         2003
                                                 ----------   ----------   ----------

CASH FLOWS USED IN OPERATING ACTIVITIES
  Net Income(Loss)                                $  53,331   $       -    $(546,260)
                                                 ----------   ----------   ----------
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Stock issued for services                            -            -      180,500
    Forgiveness of third party debt                (56,072)           -      (56,072)
    Depreciation                                         -            -        6,274
    Loss on equipment disposal                           -            -       20,090
  Change in cash from:
    Accounts payable                                  2,741           -       83,233
    Accrued expenses                                     -            -       16,237
                                                 ----------   ----------   ----------

NET CASH USED IN OPERATING ACTIVITIES                    -            -     (295,998)

                                                 ----------   ----------   ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of computer equipment and software           -            -      (26,364)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Sale of stock                                          -            -      239,000
  Notes payable                                          -            -       35,007
  Note payable to a relate party                         -            -        7,500
  Cash contributed by majority shareholder               -            -       40,855
                                                 ----------   ----------   ----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES          -            -      322,362
                                                 ----------   ----------   ----------

NET CHANGE IN CASH                                       -            -            -

CASH ON HAND - beginning of period                       -            -            -
                                                 ----------   ----------   ----------
             - end of period                     $       -    $       -    $       -
                                                 ==========   ==========   ==========


NON-CASH:
Shares issued for debt                           $       -    $   35,007   $  35,007
Forgiveness of related party debt                    4,132         8,563      12,695


                      See accompanying summary of accounting policies
                             and notes to financial statements

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

IMI ceased operations in late 1999.

Basis of presentation. The consolidated financial statements include the accounts of company and its wholly-owned subsidiary, IMI-Texas. Significant inter-company accounts and transactions have been eliminated.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Cash and cash equivalents. For purposes of the cash flow statement, IMI considers cash on hand and cash in the bank as cash and cash equivalents.

Development stage. IMI has never had revenues. Operating funds were contributed by the majority shareholder and from private sales of stock.

Revenue Recognition.  IMI has no revenues.

Income Taxes. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there are no outstanding dilutive securities.

Recently issued accounting pronouncements. IMI does not expect the adoption of recently issued accounting pronouncements to have a significant impact on IMI's results of operations, financial position or cash flow.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Internet Marketing, Inc has an accumulated deficit of $546,260 and a working capital deficit of $38,203 as of December 31, 2003. These conditions raise substantial doubt as to Internet Marketing, Inc.'s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Internet Marketing, Inc. is unable to continue as a going concern.


NOTE 3 - COMMON STOCK

At inception, IMI issued 275,000 shares of stock to several key individuals who initially served on the Board of Directors or as advisors and 5,825,000 shares to the founding shareholder. These shares are recorded at $.10 per share, which was management's opinion of their fair value at that time.

In 1999, IMI sold 418,000 shares of common stock for cash proceeds of $209,000.

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

In fiscal 2000, IMI issued 508,800 shares valued at $128,100 for services performed in 1999, 99,600 shares valued at $24,900 for services performed in 2000, and 300,000 shares for $30,000 in cash.

In fiscal 2002, IMI issued 140,028 shares in exchange for a total of $35,007 of debt owed to various parties.

NOTE 4 - NOTES PAYABLE

In early 2000, 9 individuals loaned IMI $35,007, with repayment terms not specified. At the end of March 2002, IMI issued 140,028 shares of common stock to reduce IMI's debt by $35,007.


NOTE 5 - FORGIVENESS OF DEBT

Shareholders of Internet Marketing, Inc. forgave certain liabilities owed to them. Theses have been accounted for as contributions to capital. They are as follows:

     o December 31, 2002 $7,500 short term debt and $1,063 accrued interest on short term debt
     o    December 31, 2003 $4,132 from accounts payable


Internet Marketing, Inc. determined the statutes of limitations expired on liabilities owed to third parties. Theses have been accounted for as debt forgiveness income. They are as follows:

     o    December 31, 2003 $8,000 accrued compensation
     o    December 31, 2003 $48,072 from accounts payable


NOTE 6 - COMMITMENTS

Internet Marketing, Inc.'s principal office is in the office of Internet Marketing, Inc.'s president pursuant to a verbal agreement on a rent-free month-to-month basis.


NOTE 7 - INCOME TAXES

Internet Marketing, Inc. uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2003, Internet Marketing, Inc. incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $365,760 at December 31, 2003, and will expire through the year 2023.

At December 31, 2003, deferred tax assets consisted of the following:

                  Deferred tax assets
                    Net operating losses                           $   128,016
                    Less:  valuation allowance                        (128,016)
                                                                   -----------
                  Net deferred tax asset                           $         0
                                                                   ===========

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


         To the Board of Directors
         Internet Marketing, Inc.
         Houston, Texas

         We have audited the accompanying consolidated balance sheet of Internet Marketing, Inc. as of December 31, 2004 and the related statements of expenses, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Marketing, Inc. as of December 31, 2004 and the results of operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that Internet Marketing, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Internet Marketing, Inc. suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





         MALONE & BAILEY, PC
         www.malone-bailey.com
         Houston, Texas

         May 11, 2007

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004



         TOTAL ASSETS                                                 $       -
                                                                      ==========



LIABILITIES
  Accounts payable                                                    $  22,941
  Accrued expenses                                                        7,174
  Demand notes payable to related party                                       -
                                                                      ----------
         TOTAL LIABILITIES                                               30,115
                                                                      ----------


STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par, 10,000,000 shares authorized,
      no shares issued or outstanding                                         -
  Common stock, $.001 par, 100,000,000 shares authorized,
      10,548,428 shares issued and outstanding                           10,573
  Paid in capital                                                       505,572
  Deficit accumulated during the development stage                     (546,260)
                                                                      ----------
      TOTAL STOCKHOLDERS' DEFICIT                                      ( 30,115)
                                                                      ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       -
                                                                      ==========


                 See accompanying summary of accounting policies
                        And notes to financial statements

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF EXPENSES
          For the Years Ended December 31, 2004 and 2003 And the Period
                         from July 27, 1998 (Inception)
                            Through December 31, 2004


                                                                       Inception
                                                                         Through
                                     2004              2003            2004
                                 -------------    -------------    -------------

Administrative expenses          $          -     $      (2,741)   $   (602,332)
Gain on forgiveness of debt                 -            56,072          56,072
                                 -------------    -------------    -------------

      NET INCOME(LOSS)           $          -     $      53,331    $   (546,260)
                                 =============    =============    =============

Average Loss per share           $       (.00)    $       (.01)

Weighted average shares            10,548,428       10,548,428





                 See accompanying summary of accounting policies
                        And notes to financial statements


                                      INTERNET MARKETING, INC.
                                    (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                           For the Years Ended December 31, 2004 and 2003
               And the Period from July 27, 1998 (Inception) Through December 31, 2004

                             -  Common Stock  -         Paid-in     Accumulated
                             Shares        Value        Capital       Deficit       Totals
                          -----------   -----------   -----------   -----------   -----------
Shares issued to
  founding
  shareholder              5,825,000    $    5,825    $   27,030             -    $   32,855
Shares issued for:
  services, 1998             275,000           275        27,225             -        27,500
  cash, 1999                 418,000           418       208,582             -       209,000
Reorganization
  Cancellation of
    founders shares          (18,000)          (18)           18             -             -
  Issuance to:
    shell owners             246,000           246          (246)            -             -
    promoters and
      lawyers              2,754,000         2,754        (2,754)            -             -
Capital contributed
  by founding
  shareholder                      -             -         8,000             -         8,000
Net loss                                                              (493,621)     (493,621)
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 1999        9,500,000         9,500       267,855      (493,621)     (216,266)

Shares issued for:
  services, 1999             508,800           509       127,591             -       128,100
  services, 2000              99,600            99        24,801             -        24,900
  cash, 2000                 300,000           300        29,700             -        30,000
Net loss                           -            -             -        (84,746)      (84,746)
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2000       10,408,400        10,408       449,947      (578,367)     (118,012)
Net loss                           -             -             -       (21,224)      (21,224)
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2001       10,408,400        10,408       449,947      (599,591)     (139,236)

Shares issued for debt       140,028           140        34,867            -         35,007
Forgiveness of debt                                        8,563                       8,563
Net loss                           -             -             -            -              -
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2002       10,548,428        10,548       493,377      (599,591)      (95,666)

Forgiveness of debt                                        4,132                       4,132
Net income                         -             -             -        53,331        53,331
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2003       10,548,428    $    10,548    $ 497,509    $ (546,260)   $  (38,203)

Forgiveness of debt                                        4,150                       4,150
Shares issued for debt        25,000            25         2,913             -         2,983
Cash paid by third party           -             -         1,000             -         1,000
Net loss                           -             -             -             -             -
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2004       10,548,428    $   10,573    $  505,572    $ (546,260)   $  (30,115)
                          ===========   ===========   ===========   ===========   ===========


                           See accompanying summary of accounting policies
                                  And notes to financial statements



                             INTERNET MARKETING, INC
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 2004 and 2003 And the
                      Period from July 27, 1998 (Inception)
                            Through December 31, 2004


                                                                           Inception
                                                                            Through
                                                    2004         2003         2004
                                                 ----------   ----------   ----------

CASH FLOWS USED IN OPERATING ACTIVITIES
  Net Loss                                       $       -    $   53,331   $(546,260)
                                                 ----------   ----------   ----------
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Stock issued for services                            -            -      180,500
    Forgiveness of third party debt                      -       (56,072)    (56,072)
    Depreciation                                         -            -        6,274
    Loss on equipment disposal                           -            -       20,090
  Change in cash from:
    Accounts payable                                     -         2,741      83,233
    Accrued expenses                                     -            -       16,237
                                                 ----------   ----------   ----------

NET CASH USED IN OPERATING ACTIVITIES                    -            -     (295,998)

                                                 ----------   ----------   ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of computer equipment and software           -            -      (26,364)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Sale of stock                                          -            -      239,000
  Notes payable                                          -            -       35,007
  Note payable to a relate party                         -            -        7,500
  Cash contributed by majority shareholder               -            -       40,855
                                                 ----------   ----------   ----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES          -            -      322,362
                                                 ----------   ----------   ----------

NET CHANGE IN CASH                                       -            -            -

CASH ON HAND - beginning of period                       -            -            -
                                                 ----------   ----------   ----------
             - end of period                     $       -    $       -    $       -
                                                 ==========   ==========   ==========


NON-CASH:
Shares issued for debt                           $   2,983    $       -    $  37,990
Forgiveness of related party debt                    4,150        4,132       16,845


                 See accompanying summary of accounting policies
                        And notes to financial statements

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

IMI ceased operations in late 1999.

Basis of presentation. The consolidated financial statements include the accounts of company and its wholly-owned subsidiary IMI-Texas. Significant inter-company accounts and transactions have been eliminated.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Cash and cash equivalents. For purposes of the cash flow statement, IMI considers cash on hand and cash in the bank as cash and cash equivalents.

Development stage. IMI has never had revenues. Operating funds were contributed by the majority shareholder and from private sales of stock.

Revenue Recognition.  IMI has no revenues.

Income Taxes. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there are no outstanding dilutive securities.

Recently issued accounting pronouncements. IMI does not expect the adoption of recently issued accounting pronouncements to have a significant impact on IMI's results of operations, financial position or cash flow.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Internet Marketing, Inc. has an accumulated deficit of $546,260 and a working capital deficit of $30,115 as of December 31, 2004. These conditions raise substantial doubt as to Internet Marketing, Inc.'s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if IMI is unable to continue as a going concern.


NOTE 3 - COMMON STOCK


At inception, IMI issued 275,000 shares of stock to several key individuals who initially served on the Board of Directors or as advisors and 5,825,000 shares to the founding shareholder. These shares are recorded at $.10 per share, which was management's opinion of their fair value at that time.

In 1999, IMI sold 418,000 shares of common stock for cash proceeds of $209,000.

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

In fiscal 2000, IMI issued 508,800 shares valued at $128,100 for services performed in 1999, 99,600 shares valued at $24,900 for services performed in 2000, and 300,000 shares for $30,000 in cash.

In fiscal 2002, IMI issued 140,028 shares in exchange for a total of $35,007 of debt owed to various parties.

NOTE 4 - NOTES PAYABLE

In early 2000, 9 individuals loaned IMI $35,007, with repayment terms not specified. As of February 1, 2004, IMI was attempting to convert this debt into shares of stock.


NOTE 5 - FORGIVENESS OF DEBT

Shareholders of Internet Marketing, Inc. forgave certain liabilities owed to them. Theses have been accounted for as contributions to capital. They are as follows:

     o December 31, 2002 $7,500 short term debt and $1,063 accrued interest on short term debt
     o    December 31, 2003 $4,132 from accounts payable
     o    December 31, 2004 $4,150 from accounts payable


Internet Marketing, Inc. determined the statutes of limitations expired on liabilities owed to third parties. Theses have been accounted for as debt forgiveness income. They are as follows:

     o    December 31, 2003 $8,000 accrued compensation
     o    December 31, 2003 $48,072 from accounts payable


NOTE 6 - COMMITMENTS

Internet Marketing, Inc.'s principal office is in the office of Internet Marketing, Inc.'s president pursuant to a verbal agreement on a rent-free month-to-month basis.


NOTE 7 - INCOME TAXES

Internet Marketing, Inc. uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2004, Internet Marketing, Inc. incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $365,760 at December 31, 2004, and will expire through the year 2024.

At December 31, 2004, deferred tax assets consisted of the following:

                  Deferred tax assets
                    Net operating losses                          $    128,016
                    Less:  valuation allowance                        (128,016)
                                                                  ------------
                  Net deferred tax asset                          $          0
                                                                  ============

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


         To the Board of Directors
         Internet Marketing, Inc.
         Houston, Texas

         We have audited the accompanying consolidated balance sheet of Internet Marketing, Inc. as of December 31, 2004 and the related statements of expenses, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Marketing, Inc. as of December 31, 2004 and the results of operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that Internet Marketing, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Internet Marketing, Inc. suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





         MALONE & BAILEY, PC
         www.malone-bailey.com
         Houston, Texas

         May 11, 2007

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004



         TOTAL ASSETS                                                 $       -
                                                                      ==========



LIABILITIES
  Accounts payable                                                    $  22,941
  Accrued expenses                                                        7,174
  Demand notes payable to related party                                       -
                                                                      ----------
         TOTAL LIABILITIES                                               30,115
                                                                      ----------


STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par, 10,000,000 shares authorized,
      no shares issued or outstanding                                        -
  Common stock, $.001 par, 100,000,000 shares authorized,
      10,548,428 shares issued and outstanding                           10,573
  Paid in capital                                                       505,572
  Deficit accumulated during the development stage                     (546,260)
                                                                      ----------
      TOTAL STOCKHOLDERS' DEFICIT                                      ( 30,115)
                                                                      ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       -
                                                                      ==========



                 See accompanying summary of accounting policies
                        And notes to financial statements

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF EXPENSES
          For the Years Ended December 31, 2004 and 2003 And the Period
                         from July 27, 1998 (Inception)
                            Through December 31, 2004


                                                                     Inception
                                                                      Through
                                     2004              2003             2004
                                 -------------    -------------    -------------

Administrative expenses          $          -     $      (2,741)   $   (602,332)
Gain on forgiveness of debt                 -            56,072          56,072
                                 -------------    -------------    -------------

      NET INCOME(LOSS)           $          -     $      53,331     $  (546,260)
                                 =============    =============    =============

Average Loss per share           $       (.00)    $       (.01)

Weighted average shares            10,548,428       10,548,428





                 See accompanying summary of accounting policies
                        And notes to financial statements



                                      INTERNET MARKETING, INC.
                                    (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                           For the Years Ended December 31, 2004 and 2003
                            And the Period from July 27, 1998 (Inception)
                                      Through December 31, 2004

                             -  Common Stock  -         Paid-in     Accumulated
                             Shares        Value        Capital       Deficit       Totals
                          -----------   -----------   -----------   -----------   -----------
Shares issued to
  founding
  shareholder              5,825,000    $    5,825    $   27,030            -     $   32,855
Shares issued for:
  services, 1998             275,000           275        27,225            -         27,500
  cash, 1999                 418,000           418       208,582            -        209,000
Reorganization
  Cancellation of
    founders shares          (18,000)          (18)           18            -              -
  Issuance to:
    shell owners             246,000           246          (246)           -              -
    promoters and
      lawyers              2,754,000         2,754        (2,754)           -              -
Capital contributed
  by founding
  shareholder                      -             -         8,000            -          8,000
Net loss                                                              (493,621)     (493,621)
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 1999        9,500,000         9,500       267,855      (493,621)     (216,266)

Shares issued for:
  services, 1999             508,800           509       127,591             -       128,100
  services, 2000              99,600            99        24,801             -        24,900
  cash, 2000                 300,000           300        29,700             -        30,000
Net loss                           -            -             -        (84,746)      (84,746)
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2000       10,408,400        10,408       449,947      (578,367)     (118,012)
Net loss                           -             -             -       (21,224)      (21,224)
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2001       10,408,400        10,408       449,947      (599,591)     (139,236)

Shares issued for debt       140,028           140        34,867            -         35,007
Forgiveness of debt                                        8,563                       8,563
Net loss                           -             -             -            -              -
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2002       10,548,428        10,548       493,377      (599,591)      (95,666)

Forgiveness of debt                                        4,132                       4,132
Net income                         -             -             -        53,331        53,331
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2003       10,548,428    $    10,548    $ 497,509    $ (546,260)   $  (38,203)

Forgiveness of debt                                        4,150                       4,150
Shares issued for
 accounts payable             25,000            25         2,913             -         2,983
Expenses paid by related party     -             -         1,000             -         1,000
Net loss                           -             -             -             -             -
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2004       10,548,428    $   10,573    $  505,572    $ (546,260)   $  (30,115)
                          ===========   ===========   ===========   ===========   ===========

                           See accompanying summary of accounting policies
                                  And notes to financial statements



                             INTERNET MARKETING, INC
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 2004 and 2003 And the
                      Period from July 27, 1998 (Inception)
                            Through December 31, 2004


                                                                           Inception
                                                                            Through
                                                    2004         2003         2004
                                                 ----------   ----------   ----------

CASH FLOWS USED IN OPERATING ACTIVITIES
  Net Loss                                       $       -    $   53,331   $(546,260)
                                                 ----------   ----------   ----------
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
    Stock issued for services                            -            -      180,500
    Forgiveness of third party debt                      -       (56,072)    (56,072)
    Depreciation                                         -            -        6,274
    Loss on equipment disposal                           -            -       20,090
  Change in cash from:
    Accounts payable                                     -         2,741      83,233
    Accrued expenses                                     -            -       16,237
                                                 ----------   ----------   ----------

NET CASH USED IN OPERATING ACTIVITIES                    -            -     (295,998)

                                                 ----------   ----------   ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of computer equipment and software           -            -      (26,364)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Sale of stock                                          -            -      239,000
  Notes payable                                          -            -       35,007
  Note payable to a relate party                         -            -        7,500
  Cash contributed by majority shareholder               -            -       40,855
                                                 ----------   ----------   ----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES          -            -      322,362
                                                 ----------   ----------   ----------

NET CHANGE IN CASH                                       -            -            -

CASH ON HAND - beginning of period                       -            -            -
                                                 ----------   ----------   ----------
             - end of period                     $       -    $       -    $       -
                                                 ==========   ==========   ==========


NON-CASH:
Shares issued for debt                           $   2,983    $       -    $  37,990
Forgiveness of related party debt                    4,150        4,132       16,845



                 See accompanying summary of accounting policies
                        And notes to financial statements

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

IMI ceased operations in late 1999.

Basis of presentation. The consolidated financial statements include the accounts of company and its wholly-owned subsidiary IMI-Texas. Significant inter-company accounts and transactions have been eliminated.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Cash and cash equivalents. For purposes of the cash flow statement, IMI considers cash on hand and cash in the bank as cash and cash equivalents.

Development stage. IMI has never had revenues. Operating funds were contributed by the majority shareholder and from private sales of stock.

Revenue Recognition.  IMI has no revenues.

Income Taxes. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there are no outstanding dilutive securities.

Recently issued accounting pronouncements. IMI does not expect the adoption of recently issued accounting pronouncements to have a significant impact on IMI's results of operations, financial position or cash flow.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Internet Marketing, Inc. has an accumulated deficit of $546,260 and a working capital deficit of $30,115 as of December 31, 2004. These conditions raise substantial doubt as to Internet Marketing, Inc.'s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if is unable to continue as a going concern.


NOTE 3 - COMMON STOCK

At inception, IMI issued 275,000 shares of stock to several key individuals who initially served on the Board of Directors or as advisors and 5,825,000 shares to the founding shareholder. These shares are recorded at $.10 per share, which was management's opinion of their fair value at that time.

In 1999, IMI sold 418,000 shares of common stock for cash proceeds of $209,000.

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

In fiscal 2000, IMI issued 508,800 shares valued at $128,100 for services performed in 1999, 99,600 shares valued at $24,900 for services performed in 2000, and 300,000 shares for $30,000 in cash.

In fiscal 2002, IMI issued 140,028 shares in exchange for a total of $35,007 of debt owed to various parties.

In fiscal 2004, IMI issued 25,000 shares valued at $2,983 for services performed through 2003.

NOTE 4 - NOTES PAYABLE

In early 2000, 9 individuals loaned IMI $35,007, with repayment terms not specified. As of February 1, 2004, IMI was attempting to convert this debt into shares of stock.


NOTE 5 - FORGIVENESS OF DEBT

Shareholders of Internet Marketing, Inc. forgave certain liabilities owed to them. Theses have been accounted for as contributions to capital. They are as follows:

     o December 31, 2002 $7,500 short term debt and $1,063 accrued interest on short term debt
     o    December 31, 2003 $4,132 from accounts payable
     o    December 31, 2004 $4,150 from accounts payable

Internet Marketing, Inc. determined the statutes of limitations expired on liabilities owed to third parties. Theses have been accounted for as debt forgiveness income. They are as follows:

     o    December 31, 2003 $8,000 accrued compensation
     o    December 31, 2003 $48,072 from accounts payable


NOTE 6 - COMMITMENTS

Internet Marketing, Inc.'s principal office is in the office of Internet Marketing, Inc.'s president pursuant to a verbal agreement on a rent-free month-to-month basis.


NOTE 7 - INCOME TAXES

Internet Marketing, Inc. uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2004, Internet Marketing, Inc. incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $365,760 at December 31, 2004, and will expire through the year 2024.

At December 31, 2004, deferred tax assets consisted of the following:

                  Deferred tax assets
                    Net operating losses                       $    128,016
                    Less:  valuation allowance                     (128,016)
                                                               ------------
                  Net deferred tax asset                       $          0
                                                               ============

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


         To the Board of Directors
         Internet Marketing, Inc.
         Houston, Texas

         We have audited the accompanying consolidated balance sheet of Internet Marketing, Inc. as of December 31, 2005 and the related statements of expenses, stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Marketing, Inc. as of December 31, 2005 and the results of operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that Internet Marketing, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Internet Marketing, Inc. suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





         MALONE & BAILEY, PC
         www.malone-bailey.com
         Houston, Texas

         May 11, 2007

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005



         TOTAL ASSETS                                                 $       -
                                                                      ==========



LIABILITIES
  Accounts payable                                                    $   2,514
  Accrued expenses                                                        7,174
                                                                      ----------
         TOTAL LIABILITIES                                                9,688
                                                                      ----------


STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par, 10,000,000 shares authorized,
      no shares issued or outstanding                                         -
  Common stock, $.001 par, 100,000,000 shares authorized,
      10,548,428 shares issued and outstanding                           10,548
  Paid in capital                                                       505,572
  Deficit accumulated during the development stage                     (525,833)
                                                                      ----------
      TOTAL STOCKHOLDERS' DEFICIT                                      (  9,688)
                                                                      ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       -
                                                                      ==========



                 See accompanying summary of accounting policies
                        And notes to financial statements

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF EXPENSES
          For the Years Ended December 31, 2005 and 2004 And the Period
                         from July 27, 1998 (Inception)
                            Through December 31, 2005


                                                                      Inception
                                                                       Through
                                     2005              2004             2005
                                 -------------    -------------    -------------

Administrative expenses          $         47     $          -     $    602,379
Gain on fogiveness of debt             20,474                            76,546
                                 -------------    -------------    -------------

      NET INCOME (LOSS)          $     20,427     $          -     $   (525,833)
                                 =============    =============    =============

Average Loss per share           $       (.00)    $       (.00)

Weighted average shares            10,548,428       10,548,428





                 See accompanying summary of accounting policies
                        And notes to financial statements


                                      INTERNET MARKETING, INC.
                                    (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                           For the Period from July 27, 1998 (Inception)
                                      Through December 31, 2005


                             -  Common Stock  -         Paid-in     Accumulated
                             Shares        Value        Capital       Deficit       Totals
                          -----------   -----------   -----------   -----------   -----------
Shares issued to
  founding
  shareholder              5,825,000    $    5,825    $   27,030            -     $   32,855
Shares issued for:
  services, 1998             275,000           275        27,225            -         27,500
  cash, 1999                 418,000           418       208,582            -        209,000
Reorganization
  Cancellation of
    founders shares          (18,000)          (18)           18            -              -
  Issuance to:
    shell owners             246,000           246          (246)           -              -
    promoters and
      lawyers              2,754,000         2,754        (2,754)           -              -
Capital contributed
  by founding
  shareholder                      -             -         8,000            -          8,000
Net loss                                                              (493,621)     (493,621)
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 1999        9,500,000         9,500       267,855      (493,621)     (216,266)
Shares issued for:
  services, 1999             508,800           509       127,591             -       128,100
  services, 2000              99,600            99        24,801             -        24,900
  cash, 2000                 300,000           300        29,700             -        30,000
Net loss                           -            -             -        (84,746)      (84,746)
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2000       10,408,400        10,408       449,947      (578,367)     (118,012)
Net loss                           -             -             -       (21,224)      (21,224)
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2001       10,408,400        10,408       449,947      (599,591)     (139,236)
Shares issued for:
  debt                       140,028           140        34,867            -         35,007
Forgiveness of debt
by related party                                           8,563                       8,563
Net loss                           -             -             -            -              -
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2002       10,548,428        10,548       493,377      (599,591)      (95,666)
Forgiveness of debt
by related party                                           4,132                       4,132
Net income                         -             -             -        53,331        53,331
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2003       10,548,428    $    10,548    $ 497,509    $ (546,260)   $  (38,203)
Forgiveness of debt
by related party                                           4,150                       4,150
Shares issued for:
  accounts payable            25,000            25         2,913            -          2,983
Expenses paid by related party     -             -         1,000             -         1,000
Net loss                           -             -             -             -             -
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2004       10,548,428    $    10,573   $  505,572    $ (546,620)   $  (30,115)
Net income                         -             -             -        20,427        20,427
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2005       10,548,428    $    10,573   $  505,572    $ (525,833)   $   (9,688)
                          ===========   ===========   ===========   ===========   ===========

                           See accompanying summary of accounting policies
                                  And notes to financial statements




                             INTERNET MARKETING, INC
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2005 and 2004
                     And the Period from July 27, 1998 (Inception)
                            Through December 31, 2005


                                                                           Inception
                                                                            Through
                                                    2005         2004         2005
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net Income(Loss)                               $   20,427   $       -    $(525,833)
                                                 ----------   ----------   ----------
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
    Stock issued for services                            -            -      180,500
    Forgiveness of third party debt                (20,474)           -      (76,546)
    Depreciation                                         -            -        6,274
    Loss on equipment disposal                           -            -       20,090
  Change in cash from:
    Accounts payable                                    47            -       83,280
    Accrued expenses                                     -            -       16,237
                                                 ----------   ----------   ----------

NET CASH USED IN OPERATING ACTIVITIES                    -            -     (295,998)

                                                 ----------   ----------   ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of computer equipment and software           -            -      (26,364)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Sale of stock                                          -            -      239,000
  Notes payable                                          -            -       35,007
  Note payable to a relate party                         -            -        7,500
  Cash contributed by majority shareholder               -            -       40,855
                                                 ----------   ----------   ----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES          -            -      322,362
                                                 ----------   ----------   ----------

NET CHANGE IN CASH                                       -            -            -

CASH ON HAND - beginning of period                       -            -            -
                                                 ----------   ----------   ----------
             - end of period                     $       -    $       -    $       -
                                                 ==========   ==========   ==========


NON-CASH:
Shares issued for debt                           $       -    $   2,983    $  37,990
Forgiveness of related party debt                        -        4,150       16,845



                 See accompanying summary of accounting policies
                        And notes to financial statements

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

IMI ceased operations in late 1999.

Basis of presentation. The consolidated financial statements include the accounts of company and its wholly-owned subsidiary, IMI - Texas. Significant inter-company accounts and transactions have been eliminated.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Cash and cash equivalents. For purposes of the cash flow statement, IMI considers cash on hand and cash in the bank as cash and cash equivalents.

Revenue Recognition.  IMI has no revenues.

Income Taxes. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there are no outstanding dilutive securities.

Recently issued accounting pronouncements. IMI does not expect the adoption of recently issued accounting pronouncements to have a significant impact on IMI's results of operations, financial position or cash flow.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Internet Marketing, Inc. has an accumulated deficit of $525,833 and a working capital deficit of $9,688 as of December 31, 2005. These conditions raise substantial doubt as to Internet Marketing, Inc.'s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Internet Marketing, Inc. is unable to continue as a going concern.


NOTE 3 - COMMON STOCK

At inception, IMI issued 275,000 shares of stock to several key individuals who initially served on the Board of Directors or as advisors and 5,825,000 shares to the founding shareholder. These shares are recorded at $.10 per share, which was management's opinion of their fair value at that time.

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

In fiscal 2000, IMI issued 508,800 shares for services performed in 1999, 99,600 shares for services performed in 2000, and 300,000 shares for $30,000 in cash.

In fiscal 2002, IMI issued 140,028 shares in exchange for a total of $35,007 of debt owed to various parties.

In fiscal 2004, IMI issued 25,000 shares valued at $2,983 for services performed through 2003.

NOTE 4 - NOTES PAYABLE

In early 2000, 9 individuals loaned IMI $35,007, with repayment terms not specified. As of February 1, 2005, IMI was attempting to convert this debt into shares of stock.


NOTE 5 - FORGIVENESS OF DEBT

Shareholders of Internet Marketing, Inc. forgave certain liabilities owed to them. Theses have been accounted for as contributions to capital. They are as follows:

     o December 31, 2002 $7,500 short term debt and $1,063 accrued interest on short term debt
     o    December 31, 2003 $4,132 from accounts payable
     o    December 31, 2004 $4,150 from accounts payable

Internet Marketing, Inc. determined the statutes of limitations expired on liabilities owed to third parties. Theses have been accounted for as debt forgiveness income. They are as follows:

     o    December 31, 2003 $8,000 accrued compensation
     o    December 31, 2003 $48,072 from accounts payable
     o    December 31, 2005 $20,474 from accounts payable

NOTE 6 - COMMITMENTS

Internet Marketing, Inc.'s principal office is in the office of Internet Marketing, Inc.'s president pursuant to a verbal agreement on a rent-free month-to-month basis.


NOTE 7 - INCOME TAXES

Internet Marketing, Inc. uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005, Internet Marketing, Inc. incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $599,441 at December 31, 2005, and will expire through the year 2025.

At December 31, 2005, deferred tax assets consisted of the following:

                  Deferred tax assets
                    Net operating losses                           $    209,804
                    Less:  valuation allowance                         (209,804)
                                                                   ------------
                  Net deferred tax asset                           $          0
                                                                   ============

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


         To the Board of Directors
         Internet Marketing, Inc.
         Houston, Texas

         We have audited the accompanying consolidated balance sheet of Internet Marketing, Inc. as of December 31, 2006 and the related statements of expenses, stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Marketing, Inc. as of December 31, 2006 and the results of operations and cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that Internet Marketing, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Internet Marketing, Inc. suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





         MALONE & BAILEY, PC
         www.malone-bailey.com
         Houston, Texas

         May 11, 2007

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2006



         TOTAL ASSETS                                                 $       -
                                                                      ==========



LIABILITIES
  Accounts payable                                                    $   1,695
  Accrued expenses                                                        7,174
  Demand notes payable to related party                                       -
                                                                      ----------
         TOTAL LIABILITIES                                                8,869
                                                                      ----------


STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par, 10,000,000 shares authorized,
      no shares issued or outstanding                                         -
  Common stock, $.001 par, 100,000,000 shares authorized,
      10,548,428 shares issued and outstanding                           10,573
  Paid in capital                                                       507,122
  Deficit accumulated during the development stage                     (526,564)
                                                                      ----------
      TOTAL STOCKHOLDERS' DEFICIT                                      (  8,869)
                                                                      ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       -
                                                                      ==========


                 See accompanying summary of accounting policies
                        And notes to financial statements

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF EXPENSES
          For the Years Ended December 31, 2006 and 2005 And the Period
                         from July 27, 1998 (Inception)
                            Through December 31, 2006


                                                                     Inception
                                                                       Through
                                     2006              2005             2006
                                 -------------    -------------    -------------

Administrative expenses          $        731     $         47     $    603,110
Gain on forgiveness of debt                 -           20,474           76,546
                                 -------------    -------------    -------------

      NET INCOME (LOSS)          $       (731)    $     20,427     $   (526,564)
                                 =============    =============    =============

Average Loss per share           $       (.00)    $       (.00)

Weighted average shares            10,548,428       10,548,428





                 See accompanying summary of accounting policies
                        And notes to financial statements



                                      INTERNET MARKETING, INC.
                                           (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                            For the Period from July 27, 1998 (Inception)
                                      Through December 31, 2006


                             -  Common Stock  -         Paid-in     Accumulated
                             Shares        Value        Capital       Deficit       Totals
                          -----------   -----------   -----------   -----------   -----------
Shares issued to
  founding
  shareholder              5,825,000    $    5,825    $   27,030            -     $   32,855
Shares issued for:
  services, 1998             275,000           275        27,225            -         27,500
  cash, 1999                 418,000           418       208,582            -        209,000
Reorganization
  Cancellation of
    founders shares          (18,000)          (18)           18            -              -
  Issuance to:
    shell owners             246,000           246          (246)           -              -
    promoters and
      lawyers              2,754,000         2,754        (2,754)           -              -
Capital contributed
  by founding
  shareholder                      -             -         8,000            -          8,000
Net loss                                                              (493,621)     (493,621)
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 1999        9,500,000         9,500       267,855      (493,621)     (216,266)
Shares issued for:
  services, 1999             508,800           509       127,591             -       128,100
  services, 2000              99,600            99        24,801             -        24,900
  cash, 2000                 300,000           300        29,700             -        30,000
Net loss                           -            -             -        (84,746)      (84,746)
Balances,
  December 31, 2000       10,408,400        10,408       449,947      (578,367)     (118,012)
Net loss                           -             -             -       (21,224)      (21,224)
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2001       10,408,400        10,408       449,947      (599,591)     (139,236)
Shares issued for:
  debt                       140,028           140        34,867            -         35,007
Forgiveness of debt
by related party                                           8,563                       8,563
Net loss                           -             -             -            -              -
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2002       10,548,428        10,548       493,377      (599,591)      (95,666)
Forgiveness of debt
by related party                                           4,132                       4,132
Net income                         -             -             -        53,331        53,331
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2003       10,548,428    $    10,548    $ 497,509    $ (546,260)   $  (38,203)
Forgiveness of debt
by related party                                           4,150                       4,150
Shares issued for:
  accounts payable            25,000            25         2,913            -          2,983
Expenses paid by related party     -             -         1,000             -         1,000
Net loss                           -             -             -             -             -
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2004       10,548,428    $    10,573   $  505,572    $ (546,620)   $  (30,115)
Net income                         -             -             -        20,427        20,427
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2005       10,548,428    $    10,573   $  505,572    $ (525,833)   $   (9,688)

Forgiveness of debt
by related party                                           1,550                       1,550
Net loss                           -             -             -          (731)         (731)
                          -----------   -----------   -----------   -----------   -----------
Balances,
  December 31, 2006       10,548,428    $    10,573   $  507,122    $ (526,564)   $ (  8,869)
                          ===========   ===========   ===========   ===========   ===========

                           See accompanying summary of accounting policies
                                  And notes to financial statements




                                INTERNET MARKETING, INC
                             (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years
                    Ended December 31, 2006 and 2005
                     And the Period from July 27, 1998 (Inception)
                               Through December 31, 2006


                                                                           Inception
                                                                            Through
                                                    2006         2005         2006
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net Income(Loss)                               $    (731)    $  20,427    $(526,564)
                                                 ----------   ----------   ----------
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Stock issued for services                            -            -      180,500
    Forgiveness of third party debt                      -      (20,474)     (76,546)
    Depreciation                                         -            -        6,274
    Loss on equipment disposal                           -            -       20,090
  Change in cash from:
    Accounts payable                                   731           47       84,011
    Accrued expenses                                     -            -       16,237
                                                 ----------   ----------   ----------

NET CASH USED IN OPERATING ACTIVITIES                    -            -     (295,998)

                                                 ----------   ----------   ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of computer equipment and software           -            -      (26,364)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Sale of stock                                          -            -      239,000
  Notes payable                                          -            -       35,007
  Note payable to a relate party                         -            -        7,500
  Cash contributed by majority shareholder               -            -       40,855
                                                 ----------   ----------   ----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES          -            -      322,362
                                                 ----------   ----------   ----------

NET CHANGE IN CASH                                       -            -            -

CASH ON HAND - beginning of period                       -            -            -
                                                 ----------   ----------   ----------
             - end of period                     $       -    $       -    $       -
                                                 ==========   ==========   ==========


NON-CASH:
Shares issued for debt                           $       -    $       -    $  37,990
Forgiveness of related party debt                    1,550            -       18,395


                 See accompanying summary of accounting policies
                        And notes to financial statements

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

IMI ceased operations in late 1999.

Basis of presentation. The consolidated financial statements include the accounts of company and its wholly-owned subsidiary, IMI - Texas. Significant inter-company accounts and transactions have been eliminated.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Cash and cash equivalents. For purposes of the cash flow statement, IMI considers cash on hand and cash in the bank as cash and cash equivalents.

Revenue Recognition.  IMI has no revenues.

Income Taxes. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there are no outstanding dilutive securities.

Recently issued accounting pronouncements. IMI does not expect the adoption of recently issued accounting pronouncements to have a significant impact on IMI's results of operations, financial position or cash flow.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Internet Marketing, Inc. has an accumulated deficit of $526,564 and a working capital deficit of $8,869 as of December 31, 2006. These conditions raise substantial doubt as to Internet Marketing, Inc.'s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Internet Marketing, Inc. is unable to continue as a going concern.


NOTE 3 - COMMON STOCK

At inception, IMI issued 275,000 shares of stock to several key individuals who initially served on the Board of Directors or as advisors and 5,825,000 shares to the founding shareholder. These shares are recorded at $.10 per share, which was management's opinion of their fair value at that time.

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

In fiscal 2000, IMI issued 508,800 shares for services performed in 1999, 99,600 shares for services performed in 2000, and 300,000 shares for $30,000 in cash.

In fiscal 2002, IMI issued 140,028 shares in exchange for a total of $35,007 of debt owed to various parties.

In fiscal 2004, IMI issued 25,000 shares valued at $2,983 for services performed through 2003.

NOTE 4 - NOTES PAYABLE

In early 2000, 9 individuals loaned IMI $35,007, with repayment terms not specified. As of February 1, 2006, IMI was attempting to convert this debt into shares of stock.

NOTE 5 - FORGIVENESS OF DEBT

Shareholders of Internet Marketing, Inc. forgave certain liabilities owed to them. Theses have been accounted for as contributions to capital. They are as follows:

     o December 31, 2002 $7,500 short term debt and $1,063 accrued interest on short term debt
     o    December 31, 2003 $4,132 from accounts payable
     o    December 31, 2004 $4,150 from accounts payable
     o    December 31, 2006 $1,550 from accounts payable

Internet Marketing, Inc. determined the statutes of limitations expired on liabilities owed to third parties. Theses have been accounted for as debt forgiveness income. They are as follows:

     o    December 31, 2003 $8,000 accrued compensation
     o    December 31, 2003 $48,072 from accounts payable
     o    December 31, 2005 $20,474 from accounts payable


NOTE 6 - COMMITMENTS

Internet Marketing, Inc.'s principal office is in the office of Internet Marketing, Inc.'s president pursuant to a verbal agreement on a rent-free month-to-month basis.


NOTE 7 - INCOME TAXES

Internet Marketing, Inc. uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2006, Internet Marketing, Inc. incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $600,172 at December 31, 2006, and will expire through the year 2025.

At December 31, 2006, deferred tax assets consisted of the following:

                  Deferred tax assets
                    Net operating losses                    $    210,060
                    Less:  valuation allowance                  (210,060)
                                                            ------------
                  Net deferred tax asset                    $          0
                                                            ============

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005



         TOTAL ASSETS                                                 $       -
                                                                      ==========

LIABILITIES
  Accounts payable                                                    $  22,941
  Accrued expenses                                                        7,174
                                                                      ----------
         TOTAL LIABILITIES                                               30,115
                                                                      ----------


STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par, 10,000,000 shares authorized,
      no shares issued or outstanding                                        -
  Common stock, $.001 par, 100,000,000 shares authorized,
      10,548,428 shares issued and outstanding                           10,573
  Paid-in capital                                                       505,572
  Deficit accumulated during the development stage                     (546,260)
                                                                      ----------
      TOTAL STOCKHOLDERS' DEFICIT                                      ( 30,115)
                                                                      ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       -
                                                                      ==========



                 See accompanying summary of accounting policies
                        And notes to financial statements

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF EXPENSES
               For the Three Months Ended March 31, 2005 and 2004
                  And the Period from July 27, 1998 (Inception)
                             Through March 31, 2005


                                                                      Inception
                                                                       Through
                                     2005              2004             2005
                                 -------------    -------------    -------------

Administrative expenses          $          -     $          -     $   (602,332)
Gain on forgiveness of debt                 -                -           56,072
                                 -------------    -------------    -------------

      NET INCOME(LOSS)           $           -    $          -     $   (546,260)
                                 =============    =============    =============

Average Loss per share           $       (.00)    $       (.00)

Weighted average shares            10,548,428       10,548,428




                 See accompanying summary of accounting policies
                        And notes to financial statements


                             INTERNET MARKETING, INC
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 2005 and 2004
                     And the Period from July 27, 1998 (Inception)
                             Through March 31, 2005


                                                                           Inception
                                                                            Through
                                                    2005         2004         2005
                                                 ----------   ----------   ----------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net Loss                                       $       -    $       -    $(546,260)
                                                 ----------   ----------   ----------
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
    Stock issued for services                            -            -      180,500
    Forgiveness of third party debt                      -            -      (56,072)
    Depreciation                                         -            -        6,274
    Loss on equipment disposal                           -            -       20,090
  Change in cash from:
    Accounts payable                                     -            -       83,233
    Accrued expenses                                     -            -       16,237
                                                 ----------   ----------   ----------

NET CASH USED IN OPERATING ACTIVITIES                    -            -     (295,998)

                                                 ----------   ----------   ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of computer equipment and software           -            -      (26,364)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Sale of stock                                          -            -      239,000
  Notes payable                                          -            -       35,007
  Note payable to a relate party                         -            -        7,500
  Cash contributed by majority shareholder               -            -       40,855
                                                 ----------   ----------   ----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES          -            -      322,362
                                                 ----------   ----------   ----------

NET CHANGE IN CASH                                       -            -            -

CASH ON HAND - beginning of period                       -            -            -
                                                 ----------   ----------   ----------
             - end of period                     $       -    $       -    $       -
                                                 ==========   ==========   ==========


NON-CASH:
Shares issued for debt                           $       -    $    2,983   $  37,990
Forgiveness of related party debt                        -             -      16,845

                 See accompanying summary of accounting policies
                        And notes to financial statements

                                       68

                            INTERNET MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Internet Marketing, Inc. ("IMI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the IMI's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for year ended December 31, 2004 as reported in the Form 10-KSB have been omitted.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Internet Marketing, Inc. has an accumulated deficit of $546,260 and a working capital deficit of $30,115 as of March 31, 2005. These conditions raise substantial doubt as to Internet Marketing, Inc.'s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if is unable to continue as a going concern.

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005



         TOTAL ASSETS                                                 $       -
                                                                      ==========

LIABILITIES
  Accounts payable                                                    $  22,941
  Accrued expenses                                                        7,174
  Demand notes payable to related party                                       -
                                                                      ----------
         TOTAL LIABILITIES                                               30,115
                                                                      ----------


STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par, 10,000,000 shares authorized,
      no shares issued or outstanding                                         -
  Common stock, $.001 par, 100,000,000 shares authorized,
      10,548,428 shares issued and outstanding                           10,573
  Paid-in capital                                                       505,572
  Deficit accumulated during the development stage                     (546,260)
                                                                      ----------

      TOTAL STOCKHOLDERS' DEFICIT                                      ( 30,115)
                                                                      ----------


      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       -
                                                                      ==========

                 See accompanying summary of accounting policies
                        And notes to financial statements


                                        INTERNET MARKETING, INC.
                                      (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF EXPENSES
                 For the Three Months and Six Months Ended June 30, 2005 and 2004
                              and the Period From July 27, 1998 (Inception)
                                       Through June 30, 2005




                                Three Months Ended              Six Months Ended           Inception
                                     June 30,                       June 30,                Through
                              2005             2004           2005            2004            2005
                          -------------   -------------   -------------   -------------   -------------
Administrative expenses   $          -    $          -    $          -    $          -    $    (602,332)
Gain on forgiveness of debt          -               -               -               -           56,072
                          -------------   -------------   -------------   -------------   -------------

      NET LOSS            $          -    $          -    $          -    $          -     $   (546,260)
                          =============   =============   =============   =============   =============


Basic and diluted
  net loss per share      $       (.00)   $       (.00)   $       (.00)   $       (.00)
Weighted average
    shares outstanding      10,548,428      10,548,428      10,548,428      10,548,428





                                See accompanying summary of accounting policies
                                       And notes to financial statements




                             INTERNET MARKETING, INC
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2005 and 2004
                  and the Period From July 27, 1998 (Inception)
                              Through June 30, 2005



                                                                            Inception
                                                                             Through
                                                     2005         2004         2005
                                                  ----------   ----------   ----------

CASH FLOWS USED IN OPERATING ACTIVITIES
  Net Loss                                       $       -    $       -    $(546,260)
                                                 ----------   ----------   ----------
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
    Stock issued for services                            -            -      180,500
    Forgiveness of third party debt                      -            -      (56,072)
    Depreciation                                         -            -        6,274
    Loss on equipment disposal                           -            -       20,090
  Change in cash from:
    Accounts payable                                     -            -       83,233
    Accrued expenses                                     -            -       16,237
                                                 ----------   ----------   ----------

NET CASH USED IN OPERATING ACTIVITIES                    -            -     (295,998)

                                                 ----------   ----------   ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of computer equipment and software           -            -      (26,364)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Sale of stock                                          -            -      239,000
  Notes payable                                          -            -       35,007
  Note payable to a relate party                         -            -        7,500
  Cash contributed by majority shareholder               -            -       40,855
                                                 ----------   ----------   ----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES          -            -      322,362
                                                 ----------   ----------   ----------

NET CHANGE IN CASH                                       -            -            -

CASH ON HAND - beginning of period                       -            -            -
                                                 ----------   ----------   ----------
             - end of period                     $       -    $       -    $       -
                                                 ==========   ==========   ==========


NON-CASH:
Shares issued for debt                           $       -    $       -    $  37,990
Forgiveness of related party debt                        -            -       16,845

                 See accompanying summary of accounting policies
                        And notes to financial statements

                            INTERNET MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Internet Marketing, Inc. ("IMI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the IMI's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for year ended December 31, 2004 as reported in the Form 10-KSB have been omitted.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Internet Marketing, Inc. has an accumulated deficit of $546,260 and a working capital deficit of $30,115 as of June 30, 2005. These conditions raise substantial doubt as to Internet Marketing, Inc.'s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Internet Marketing, Inc. is unable to continue as a going concern.

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005



         TOTAL ASSETS                                                 $       -
                                                                      ==========

LIABILITIES
  Accounts payable                                                    $  22,941
  Accrued expenses                                                        7,174
  Demand notes payable to related party                                       -
                                                                      ----------
         TOTAL LIABILITIES                                               30,115
                                                                      ----------


STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par, 10,000,000 shares authorized,
      no shares issued or outstanding                                         -
  Common stock, $.001 par, 100,000,000 shares authorized,
      10,548,428 shares issued and outstanding                           10,573
  Paid-in capital                                                       505,572
  Deficit accumulated during the development stage                     (546,260)
                                                                      ----------

      TOTAL STOCKHOLDERS' DEFICIT                                      ( 30,115)
                                                                      ----------


      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       -
                                                                      ==========




                 See accompanying summary of accounting policies
                        And notes to financial statements



                                        INTERNET MARKETING, INC.
                                      (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF EXPENSES
                 For the Three Months and Six Months Ended June 30, 2005 and 2004
                              and the Period From July 27, 1998 (Inception)
                                       Through June 30, 2005




                                Three Months Ended              Six Months Ended           Inception
                                     June 30,                       June 30,                Through
                              2005             2004           2005            2004            2005
                          -------------   -------------   -------------   -------------   -------------
Administrative expenses   $          -    $          -    $          -    $          -    $   (602,332)
Gain on forgiveness of debt          -               -               -               -          56,072
                          -------------   -------------   -------------   -------------   -------------

      NET LOSS            $          -    $          -    $          -    $          -    $   (546,260)
                          =============   =============   =============   =============   =============


Basic and diluted
  net loss per share      $       (.00)   $       (.00)   $       (.00)   $       (.00)
Weighted average
    shares outstanding      10,548,428      10,548,428      10,548,428      10,548,428



                           See accompanying summary of accounting policies
                                  And notes to financial statements






                                INTERNET MARKETING, INC
                             (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six
                 Months Ended June 30, 2005 and 2004
                     and the Period From July 27, 1998 (Inception)
                              Through June 30, 2005



                                                                            Inception
                                                                             Through
                                                     2005         2004         2005
                                                  ----------   ----------   ----------


CASH FLOWS USED IN OPERATING ACTIVITIES
  Net Loss                                       $       -    $       -    $(546,260)
                                                 ----------   ----------   ----------
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Stock issued for services                            -            -      180,500
    Forgiveness of third party debt                      -            -      (56,072)
    Depreciation                                         -            -        6,274
    Loss on equipment disposal                           -            -       20,090
  Change in cash from:
    Accounts payable                                     -            -       83,233
    Accrued expenses                                     -            -       16,237
                                                 ----------   ----------   ----------

NET CASH USED IN OPERATING ACTIVITIES                    -            -     (295,998)

                                                 ----------   ----------   ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of computer equipment and software           -            -      (26,364)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Sale of stock                                          -            -      239,000
  Notes payable                                          -            -       35,007
  Note payable to a relate party                         -            -        7,500
  Cash contributed by majority shareholder               -            -       40,855
                                                 ----------   ----------   ----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES          -            -      322,362
                                                 ----------   ----------   ----------

NET CHANGE IN CASH                                       -            -            -

CASH ON HAND - beginning of period                       -            -            -
                                                 ----------   ----------   ----------
             - end of period                     $       -    $       -    $       -
                                                 ==========   ==========   ==========


NON-CASH:
Shares issued for debt                           $       -    $       -    $  37,990
Forgiveness of related party debt                        -            -       16,845


                 See accompanying summary of accounting policies
                        And notes to financial statements

                            INTERNET MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Internet Marketing, Inc. ("IMI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the IMI's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for year ended December 31, 2004 as reported in the Form 10-KSB have been omitted.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Internet Marketing, Inc. has an accumulated deficit of $546,260 and a working capital deficit of $30,115 as of June 30, 2005. These conditions raise substantial doubt as to Internet Marketing, Inc.'s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Internet Marketing, Inc. is unable to continue as a going concern.

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005



         TOTAL ASSETS                                                 $       -
                                                                      ==========



LIABILITIES
  Accounts payable                                                    $  22,941
  Accrued expenses                                                        7,174
                                                                      ----------
         TOTAL LIABILITIES                                               30,115
                                                                      ----------


STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par, 10,000,000 shares authorized,
      no shares issued or outstanding                                         -
  Common stock, $.001 par, 100,000,000 shares authorized,
      10,548,428 shares issued and outstanding                           10,573
  Paid in capital                                                       505,572
  Deficit accumulated during the development stage                     (546,260)
                                                                      ----------
      TOTAL STOCKHOLDERS' DEFICIT                                      ( 30,115)
                                                                      ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       -
                                                                      ==========



                 See accompanying summary of accounting policies
                        And notes to financial statements



                                      INTERNET MARKETING, INC.
                                    (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF EXPENSES
               For the Three Months and Nine Months Ended September 30, 2005 and 2004
                            and the Period From July 27, 1998 (Inception)
                                     Through September 30, 2005




                                Three Months Ended              Nine Months Ended          Inception
                                   September 30,                   September 30,            Through
                              2005             2004           2005            2004            2005
                          -------------   -------------   -------------   -------------   -------------
Administrative expenses   $          -    $          -    $          -    $          -    $   (602,332)
Gain on forgiveness of debt          -               -               -               -          56,072
                          -------------   -------------   -------------   -------------   -------------

      NET LOSS            $          -    $          -    $          -    $          -    $   (546,260)
                          =============   =============   =============   =============   =============


Basic and diluted
  net loss per share      $       (.00)   $       (.00)   $       (.00)   $       (.00)
Weighted average
    shares outstanding      10,548,428      10,548,428      10,548,428      10,548,428




                           See accompanying summary of accounting policies
                                  And notes to financial statements





                                  INTERNET MARKETING, INC
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended September 30, 2005 and 2004
                       and the Period From July 27, 1998 (Inception)
                                Through September 30, 2005



                                                                            Inception
                                                                             Through
                                                     2005         2004         2005
                                                  ----------   ----------   ----------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net Loss                                       $       -    $       -    $(546,260)
                                                 ----------   ----------   ----------
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
    Stock issued for services                            -            -      180,500
    Forgiveness of third party debt                      -            -      (56,072)
    Depreciation                                         -            -        6,274
    Loss on equipment disposal                           -            -       20,090
  Change in cash from:
    Accounts payable                                     -            -       83,233
    Accrued expenses                                     -            -       16,237
                                                 ----------   ----------   ----------

NET CASH USED IN OPERATING ACTIVITIES                    -            -     (295,998)

                                                 ----------   ----------   ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of computer equipment and software           -            -      (26,364)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Sale of stock                                          -            -      239,000
  Notes payable                                          -            -       35,007
  Note payable to a relate party                         -            -        7,500
  Cash contributed by majority shareholder               -            -       40,855
                                                 ----------   ----------   ----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES          -            -      322,362
                                                 ----------   ----------   ----------

NET CHANGE IN CASH                                       -            -            -

CASH ON HAND - beginning of period                       -            -            -
                                                 ----------   ----------   ----------
             - end of period                     $       -    $       -    $       -
                                                 ==========   ==========   ==========


NON-CASH:
Shares issued for debt                           $       -    $       -    $  37,990
Forgiveness of related party debt                        -            -       16,845


                 See accompanying summary of accounting policies
                        And notes to financial statements

                            INTERNET MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Internet Marketing, Inc. ("IMI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the IMI's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for year ended December 31, 2004 as reported in the Form 10-KSB have been omitted.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Internet Marketing, Inc. has an accumulated deficit of $546,260 and a working capital deficit of $30,115 as of September 30, 2005. These conditions raise substantial doubt as to Internet Marketing, Inc.'s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Internet Marketing, Inc.is unable to continue as a going concern.

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006



         TOTAL ASSETS                                                 $       -
                                                                      ==========

LIABILITIES
  Accounts payable                                                    $   2,514
  Accrued expenses                                                        7,174
  Demand notes payable to related party                                       -
                                                                      ----------
         TOTAL LIABILITIES                                                9,688
                                                                      ----------


STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par, 10,000,000 shares authorized,
      no shares issued or outstanding                                        -
  Common stock, $.001 par, 100,000,000 shares authorized,
      10,548,428 shares issued and outstanding                           10,573
  Paid-in capital                                                       505,572
  Deficit accumulated during the development stage                     (525,833)
                                                                      ----------
      TOTAL STOCKHOLDERS' DEFICIT                                      (  9,688)
                                                                      ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       -
                                                                      ==========



                 See accompanying summary of accounting policies
                        And notes to financial statements

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF EXPENSES
               For the Three Months Ended March 31, 2006 and 2005
                  And the Period from July 27, 1998 (Inception)
                             Through March 31, 2006


                                                                       Inception
                                                                         Through
                                     2006              2005            2006
                                 -------------    -------------    -------------

Administrative expenses          $          -     $          -     $   (602,379)
Gain on forgiveness of debt                 -                -           76,546
                                 -------------    -------------    -------------

      NET LOSS                   $          -     $          -     $    525,833
                                 =============    =============    =============

Average Loss per share           $       (.00)    $       (.00)

Weighted average shares            10,548,428       10,548,428



                 See accompanying summary of accounting policies
                        And notes to financial statements



                             INTERNET MARKETING, INC
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Three Months Ended March 31, 2006 and 2005 And the
                      Period from July 27, 1998 (Inception)
                             Through March 31, 2006


                                                                           Inception
                                                                            Through
                                                    2006         2005         2006
                                                 ----------   ----------   ----------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net Loss                                       $       -    $       -    $(525,833)
                                                 ----------   ----------   ----------
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Stock issued for services                            -            -      180,500
    Forgiveness of third party debt                      -            -      (76,546)
    Depreciation                                         -            -        6,274
    Loss on equipment disposal                           -            -       20,090
  Change in cash from:
    Accounts payable                                     -            -       83,280
    Accrued expenses                                     -            -       16,237
                                                 ----------   ----------   ----------

NET CASH USED IN OPERATING ACTIVITIES                    -            -     (295,998)

                                                 ----------   ----------   ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of computer equipment and software           -            -      (26,364)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Sale of stock                                          -            -      239,000
  Notes payable                                          -            -       35,007
  Note payable to a relate party                         -            -        7,500
  Cash contributed by majority shareholder               -            -       40,855
                                                 ----------   ----------   ----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES          -            -      322,362
                                                 ----------   ----------   ----------

NET CHANGE IN CASH                                       -            -            -

CASH ON HAND - beginning of period                       -            -            -
                                                 ----------   ----------   ----------
             - end of period                     $       -    $       -    $       -
                                                 ==========   ==========   ==========


NON-CASH:
Shares issued for debt                           $       -    $   2,938    $  37,990
Forgiveness of related party debt                        -            -       16,845


                 See accompanying summary of accounting policies
                        And notes to financial statements

                            INTERNET MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Internet Marketing, Inc. ("IMI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the IMI's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for year ended December 31, 2005 as reported in the Form 10-KSB have been omitted.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Internet Marketing, Inc. has an accumulated deficit of $525,833 and a working capital deficit of $9,688 as of March 31, 2006. These conditions raise substantial doubt as to Internet Marketing, Inc.'s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Internet Marketing, Inc. is unable to continue as a going concern.

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2006



         TOTAL ASSETS                                                 $       -
                                                                      ==========

LIABILITIES
  Accounts payable                                                    $   2,514
  Accrued expenses                                                        7,174
  Demand notes payable to related party                                       -
                                                                      ----------
         TOTAL LIABILITIES                                                9,688
                                                                      ----------


STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par, 10,000,000 shares authorized,
      no shares issued or outstanding                                         -
  Common stock, $.001 par, 100,000,000 shares authorized,
      10,548,428 shares issued and outstanding                           10,573
  Paid-in capital                                                       505,572
  Deficit accumulated during the development stage                     (525,833)
                                                                      ----------
      TOTAL STOCKHOLDERS' DEFICIT                                      (  9,688)
                                                                      ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       -
                                                                      ==========



                 See accompanying summary of accounting policies
                        And notes to financial statements



                                        INTERNET MARKETING, INC.
                                      (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF EXPENSES
                 For the Three Months and Six Months Ended June 30, 2006 and 2005
                              and the Period From July 27, 1998 (Inception)
                                       Through June 30, 2006




                                Three Months Ended              Six Months Ended           Inception
                                     June 30,                       June 30,                Through
                              2006             2005           2006            2005            2006
                          -------------   -------------   -------------   -------------   -------------
Administrative expenses   $          -    $          -    $          -    $          -    $   (602,379)
Gain on forgiveness of debt          -               -               -               -          76,546
                          -------------   -------------   -------------   -------------   -------------

      NET LOSS            $          -    $          -    $          -    $          -    $   (525,833)
                          =============   =============   =============   =============   =============


Basic and diluted
  net loss per share      $       (.00)   $       (.00)   $       (.00)   $       (.00)
Weighted average
    shares outstanding      10,548,428      10,548,428      10,548,428      10,548,428



                           See accompanying summary of accounting policies
                                  And notes to financial statements




                             INTERNET MARKETING, INC
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For Period From July 27, 1998 (Inception)
                              Through June 30, 2006



                                                                            Inception
                                                                             Through
                                                     2006         2005         2006
                                                  ----------   ----------   ----------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net Loss                                       $       -    $       -    $(525,833)
                                                 ----------   ----------   ----------
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Stock issued for services                            -            -      180,500
    Forgiveness of third party debt                      -            -      (76,546)
    Depreciation                                         -            -        6,274
    Loss on equipment disposal                           -            -       20,090
  Change in cash from:
    Accounts payable                                     -            -       83,280
    Accrued expenses                                     -            -       16,237
                                                 ----------   ----------   ----------

NET CASH USED IN OPERATING ACTIVITIES                    -            -     (295,998)

                                                 ----------   ----------   ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of computer equipment and software           -            -      (26,364)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Sale of stock                                          -            -      239,000
  Notes payable                                          -            -       35,007
  Note payable to a relate party                         -            -        7,500
  Cash contributed by majority shareholder               -            -       40,855
                                                 ----------   ----------   ----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES          -            -      322,362
                                                 ----------   ----------   ----------

NET CHANGE IN CASH                                       -            -            -

CASH ON HAND - beginning of period                       -            -            -
                                                 ----------   ----------   ----------
             - end of period                     $       -    $       -    $       -
                                                 ==========   ==========   ==========


NON-CASH:
Shares issued for debt                           $       -    $       -    $  37,990
Forgiveness of related party debt                        -            -       16,845


                 See accompanying summary of accounting policies
                        And notes to financial statements

                            INTERNET MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Internet Marketing, Inc. ("IMI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the IMI's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for year ended December 31, 2005 as reported in the Form 10-KSB have been omitted.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Internet Marketing, Inc. has an accumulated deficit of $525,833 and a working capital deficit of $9,688 as of June 30, 2006. These conditions raise substantial doubt as to Internet Marketing, Inc.'s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Internet Marketing, Inc. is unable to continue as a going concern.

                            INTERNET MARKETING, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2006



         TOTAL ASSETS                                                 $       -
                                                                      ==========



LIABILITIES
  Accounts payable                                                    $   2,514
  Accrued expenses                                                        7,174
  Demand notes payable to related party                                       -
                                                                      ----------
         TOTAL LIABILITIES                                                9,688
                                                                      ----------


STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par, 10,000,000 shares authorized,
      no shares issued or outstanding                                        -
  Common stock, $.001 par, 100,000,000 shares authorized,
      10,548,428 shares issued and outstanding                           10,573
  Paid in capital                                                       505,572
  Deficit accumulated during the development stage                     (525,833)
                                                                      ----------
      TOTAL STOCKHOLDERS' DEFICIT                                      (  9,688)
                                                                      ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       -
                                                                      ==========


                 See accompanying summary of accounting policies
                        And notes to financial statements



                                        INTERNET MARKETING, INC.
                                      (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF EXPENSES
                 For the Three Months and Nine Months Ended September 30, 2006 and 2005
                              and the Period From July 27, 1998 (Inception)
                                       Through September 30, 2006




                                Three Months Ended              Nine Months Ended          Inception
                                   September 30,                   September 30,            Through
                              2006             2005           2006            2005            2006
                          -------------   -------------   -------------   -------------   -------------
Administrative expenses   $          -    $          -    $          -    $          -    $   (602,379)
Gain on forgiveness of debt          -               -               -               -          76,546
                          -------------   -------------   -------------   -------------   -------------

      NET LOSS            $          -    $          -    $          -    $          -    $   (525,833)
                          =============   =============   =============   =============   =============


Basic and diluted
  net loss per share      $       (.00)   $       (.00)   $       (.00)   $       (.00)
Weighted average
    shares outstanding      10,548,428      10,548,428      10,548,428      10,548,428



                           See accompanying summary of accounting policies
                                  And notes to financial statements





                                INTERNET MARKETING, INC
                             (A Development Stage Company)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Nine Months Ended September 30, 2006 and 2005 and the
                     Period From July 27, 1998 (Inception)
                               Through September 30, 2006



                                                                            Inception
                                                                             Through
                                                     2006         2005         2006
                                                  ----------   ----------   ----------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net Loss                                       $       -    $       -    $(525,833)
                                                 ----------   ----------   ----------
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Stock issued for services                            -            -      180,500
    Forgiveness of third party debt                      -            -     (76,546)
    Depreciation                                         -            -        6,274
    Loss on equipment disposal                           -            -       20,090
  Change in cash from:
    Accounts payable                                     -            -       83,280
    Accrued expenses                                     -            -       16,237
                                                 ----------   ----------   ----------

NET CASH USED IN OPERATING ACTIVITIES                    -            -     (295,998)

                                                 ----------   ----------   ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of computer equipment and software           -            -      (26,364)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Sale of stock                                          -            -      239,000
  Notes payable                                          -            -       35,007
  Note payable to a relate party                         -            -        7,500
  Cash contributed by majority shareholder               -            -       40,855
                                                 ----------   ----------   ----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES          -            -      322,362
                                                 ----------   ----------   ----------

NET CHANGE IN CASH                                       -            -            -

CASH ON HAND - beginning of period                       -            -            -
                                                 ----------   ----------   ----------
             - end of period                     $       -    $       -    $       -
                                                 ==========   ==========   ==========


NON-CASH:
Shares issued for debt                           $       -    $       -    $  37,990
Forgiveness of related party debt                        -            -       16,845


                 See accompanying summary of accounting policies
                        And notes to financial statements

                            INTERNET MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Internet Marketing, Inc. ("IMI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the IMI's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for year ended December 31, 2005 as reported in the Form 10-KSB have been omitted.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Internet Marketing, Inc. has an accumulated deficit of $525,833 and a working capital deficit of $9,688 as of September 30, 2006. These conditions raise substantial doubt as to Internet Marketing, Inc.'s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Internet Marketing, Inc. is unable to continue as a going concern.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10-KSB registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Internet Marketing, Inc.


July 2, 2007                        By     /s/ W. Scott Thompson
                                           -----------------------------------
                                            W. Scott Thompson
                                            Director, CEO and President



July 2, 2007                        By     /s/ William A. Silvey
                                           -----------------------------------
                                            William A. Silvey
                                            Chief Financial Officer